Form 10-Q
period 1998-06-28
COST U LESS INC
filed 1998-09-02
CIK 851368

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                      OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________  TO  ___________

                       COMMISSION FILE NUMBER   0-24543


                               COST-U-LESS, INC.
            (Exact name of registrant as specified in its charter)

           WASHINGTON                                    91-1615590
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                             12410 SE 32ND STREET
                          BELLEVUE, WASHINGTON  98005
              (Address of principal executive office)  (Zip Code)

                                (425) 644-4241
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / /YES /X/NO.

     The registrant had 1,999,961 common shares, par value $0.001, outstanding at June 28, 1998.

                               COST-U-LESS, INC.

                              INDEX TO FORM 10-Q

                         PART 1--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.............................................   1

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................  11


                           PART 2--OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS........................  17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................  17

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Cost-U-Less, Inc.'s (the "Company" or "Cost-U-Less") unaudited condensed consolidated balance sheet as of June 28, 1998, and the condensed consolidated balance sheet as of December 28, 1997, unaudited condensed consolidated statements of income for the 13- and 26-weeks ended June 28, 1998, and June 29, 1997 and the unaudited condensed consolidated statements of cash flows for the 26-weeks then ended are included below. Also, included below are notes to the unaudited condensed consolidated financial statements.

     The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest the end of December. Fiscal 1998 is a 52-week year with period four ending on December 27, 1998.

                               COST-U-LESS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                       JUNE 28,      DECEMBER 28,
                                                                         1998            1997
                                                                     -----------     ------------
                                                                     (Unaudited)
                                                ASSETS
Current assets:
 Cash and cash equivalents                                            $  1,291         $  1,028
 Receivables, net                                                          775            1,023
 Inventories, net                                                       14,973           12,271
 Other current assets                                                    2,145              987
                                                                      --------         --------
  Total current assets                                                  19,184           15,309

Property and equipment, net                                             10,441            6,847
Deposits and other assets                                                  832              518
  Total assets                                                             141              141
                                                                      --------         --------
                                                                      $ 30,598         $ 22,815
                                                                      ========         ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $  9,136         $  8,953
 Accrued expenses                                                        1,684            1,235
 Income taxes payable                                                       --              141
 Line of credit                                                          5,081              376
 Current portion of long-term debt                                         633              384
 Current portion of capital leases                                         422              406
                                                                      --------         --------
Total current assets                                                    16,956           11,495

Deferred rent                                                              524              481
Long-term debt, less current portion                                     2,049               --
Capital lease obligations, less current portion                            955            1,169
                                                                      --------         --------
Total liabilities                                                       20,484           13,145

Shareholders' equity:
 Preferred stock, $0.001 par value:
  Authorized shares--2,000,000
  Issued and outstanding shares--none                                       --               --
 Common stock, $0.001 par value:
  Authorized shares--25,000,000
  Issued and outstanding shares--1,999,961                               3,600            3,525
 Retained earnings                                                       6,553            6,165
 Accumulated other comprehensive income                                    (39)             (20)
                                                                      --------         --------
Total shareholders' equity                                              10,114            9,670
                                                                      --------         --------
Total liabilities and shareholders' equity                            $ 30,598         $ 22,815
                                                                      ========         ========

  The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                   13 WEEKS ENDED                     26 WEEKS ENDED
                                            ---------------------------         ---------------------------
                                              JUNE 28,         JUNE 29,          JUNE 28,          JUNE 29,
                                                1998             1997              1998              1997
                                            ----------        ---------         ---------         ---------
Net sales                                    $ 31,453          $ 31,868          $ 63,205          $ 63,657
Merchandise costs                              26,159            26,628            52,711            53,351
                                            ---------         ---------         ---------         ---------
Gross profit                                    5,294             5,240            10,494            10,306

Operating expenses:
 Store                                          3,655             3,677             7,189             7,517
 General and administrative                       890               788             1,871             1,583
 Store opening                                    334                46               464                68
 Store closing                                    244               600               244             1,300
                                            ---------         ---------         ---------         ---------
Total operating expenses                        5,123             5,111             9,768            10,468
                                            ---------         ---------         ---------         ---------
Operating income (loss)                           171               129               726              (162)

Other income (expense):
 Interest expense                                 (80)             (121)             (134)             (245)
                                            ---------         ---------         ---------         ---------
Income (loss) before income taxes                  91                 8               592              (407)

Income tax provision (benefit)                     29                 5               205              (132)
                                            ---------         ---------         ---------         ---------
Net income (loss)                            $     62          $      3          $    387          $   (275)
                                            =========         =========         =========         =========
Earnings (loss) per common share:
 Basic                                       $   0.03          $   0.00          $   0.19          $  (0.14)
 Diluted                                         0.03              0.00              0.18             (0.14)

Weighted average common shares
 outstanding                                1,999,961         1,999,961         1,999,961         1,999,961
                                            =========         =========         =========         =========
Weighted average common shares
 outstanding, assuming dilution             2,123,383         2,137,693         2,134,971         1,999,961
                                            =========         =========         =========         =========

   The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                                       26 WEEKS ENDED
                                                                -----------------------------
                                                                 JUNE 28,           JUNE 29,
                                                                   1998               1997
                                                                ---------          ----------
Operating activities:
Net income (loss)                                               $    387            $    (275)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                       486                  474
  Writedown of property and equipment                                203                  635
  Deferred tax provision                                              33                   --
  Stock compensation                                                  75                   --
  Reserve for bad debts                                               39                   (5)
  Cash provided by (used in) changes in operating
   assets and liabilities:
     Receivables                                                     209                  109
     Refundable income taxes                                          68                 (383)
     Inventories                                                  (2,702)               1,787
     Prepaid expenses                                             (1,258)                (239)
     Deposits and other assets                                      (313)                 (44)
     Accounts payable                                                183                 (804)
     Accrued expenses                                                449                 (107)
     Income tax payable                                             (141)                  --
     Deferred rent                                                    43                   76
                                                                --------            ---------
Net cash provided by (used in) operating activities               (2,239)               1,224

Investing activity--purchases of property and equipment           (4,284)                (376)

Financing activities:
Net borrowings under line of credit                                4,706                  518
Proceeds from long-term debt                                       2,771                   --
Principal payments on long-term debt                                (473)                (611)
Payments on capital lease obligations                               (198)                (187)
Unrealized foreign exchange loss                                     (19)                  --
                                                                --------            ---------
Net cash provided by (used in) financing activities                6,787                 (280)
                                                                --------            ---------
Net increase in cash and cash equivalents                            264                  568

Cash and cash equivalents at beginning of year                     1,027                   95
                                                                --------            ---------
Cash and cash equivalents at end of year                        $  1,291            $     663
                                                                ========            =========
Supplemental disclosure of cash flow information
Cash paid during the period for:
 Interest                                                       $    184            $     245
 Income taxes                                                   $    246            $     270

  The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in "island" markets in U.S. territories throughout the Pacific and Caribbean. The Company currently operates seven island stores located in Hawaii, U.S. Virgin Islands, Guam, American Samoa, and one U.S. mainland store in California.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the quarter ended June 28, 1998, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's Registration Statement on Form S1, including the related Prospectus dated July 23, 1998, as filed with the SEC (the "Registration Statement").

PRINCIPLES OF CONSOLIDATION

     The Company operates wholly owned subsidiaries in Guam, U.S. Virgin Islands, American Samoa, Nevada, Republic of Fiji, New Zealand, Vanuatu and Curacao, Netherlands Antilles. All significant intercompany balances and transactions have been eliminated in consolidation.

     The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand and Curacao, which uses that countries local currency.

FISCAL YEAR

     The Company's fiscal year ends on the last Sunday in December. The year ended December 28, 1997 represents a 52-week fiscal year.

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

     As of December 29, 1997, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

     For the 13 weeks ended June 28, 1998 and June 29, 1997, total comprehensive income amounted to $62,000 and $3,000, respectively. For the 26 weeks ended June 28, 1998 and the 26 weeks ended June 29, 1997, total comprehensive income amounted to $368,000 and $(275,000), respectively.

SEGMENT REPORTING

     Effective January 1, 1997, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this Statement did not affect results of operations or financial position.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        13 WEEKS ENDED                     26 WEEKS ENDED
                                                  ---------------------------        ----------------------------
                                                   JUNE 28,        JUNE 29,           JUNE 28,          JUNE 29,
                                                     1998            1997               1998              1997
                                                  ----------      -----------        ----------       -----------
                                                               (In thousands except per-share data)
Numerator:
 Net income (loss)                                $       62       $        3        $      387        $     (275)
Denominator:
 Denominator for basic earnings per
  share--weighted average shares                   1,999,961        1,999,961         1,999,961         1,999,961
Effect of dilutive securities:
 Stock options and warrants                          123,422          137,732           135,010                --
Denominator for diluted earnings per
 share--adjusted weighted average shares and
 assumed conversion of stock options and
 warrants                                          2,123,383        2,137,693         2,134,971         1,999,961

Basic earnings (loss) per common share            $     0.03       $     0.00        $     0.19        $    (0.14)
Diluted earnings (loss) per common share          $     0.03       $     0.00        $     0.18        $    (0.14)

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


3.   SEGMENT INFORMATION

                                              ISLAND             MAINLAND
                                              STORES              STORES                OTHER             TOTALS
                                            -----------        ------------          -----------        -----------
                                                                         (In Thousands)
26 WEEKS ENDED JUNE 28, 1998
Net sales                                     $ 58,924            $  3,246             $  1,035           $ 63,205
Contribution (loss)                              3,127                 (42)                 220              3,305
Store opening expense                              464                  --                   --                464
Store closing expense                              244                  --                   --                244
Store operating profit (loss)                    2,420                 (42)                 220              2,597

Segment inventories                             11,605                 673                   --             12,278
Segment total assets                            23,164               1,233                   --             24,397

26 WEEKS ENDED JUNE 29, 1997
Net sales                                       55,637               7,116                  904             63,657
Contribution (loss)                              2,838                (153)                 104              2,789
Store opening expense                               68                  --                   --                 68
Store closing expense                               --               1,300                   --              1,300
Store operating profit (loss)                    2,770              (1,453)                 104              1,421

Segment inventories                              9,522               1,006                   --             10,528
Segment total assets                            16,081               2,415                   --             18,496

13 WEEKS ENDED JUNE 28, 1998
Net sales                                       29,377               1,676                  400             31,453
Contribution (loss)                              1,545                  (7)                 101              1,639
Store opening expense                              334                  --                   --                334
Store closing expense                              244                  --                   --                244
Store operating profit (loss)                      967                  (7)                 101              1,061

13 WEEKS ENDED JUNE 29, 1997
Net sales                                       27,755               3,368                  745             31,868
Contribution (loss)                              1,495                  32                   36              1,563
Store opening expense                               46                  --                   --                 46
Store closing expense                               --                 600                   --                600
Store operating profit (loss)                    1,449                (568)                  36                917

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


3.   SEGMENT INFORMATION (CONTINUED)

Reconciliation of Income Contribution to Consolidated Income before Tax

                                           26 WEEKS ENDED                     13 WEEKS ENDED
                                     ---------------------------        ---------------------------
                                      JUNE 28,          JUNE 29,         JUNE 28,          JUNE 29,
                                        1998              1997             1998              1997
                                      --------          --------         --------          --------
                                                            (In Thousands)
Total contribution for reportable
 segments                             $ 3,305           $ 2,789           $ 1,639           $ 1,563
Administrative expense not
 allocated to segments                 (1,871)           (1,583)             (890)             (788)
Store opening/closing expenses           (708)           (1,368)             (578)             (646)
Interest expense                         (134)             (245)              (80)             (121)
                                      -------           -------           -------           -------
Consolidated income before tax        $   592           $   407           $    91           $     8
                                      =======           =======           =======           =======

Reconciliation of Significant Items



                                    SEGMENT                             CONSOLIDATED
                                     TOTALS            CORPORATE           TOTALS
                                 --------------      --------------     -------------
                                                     (In Thousands)
JUNE 28, 1998
Inventories                         $ 12,278            $  2,695            $ 14,973
Total assets                          24,397               6,201              30,598

4.   DEBT

     On May 1, 1998, the Company increased its line of credit from a commercial bank to $7,000,000. In addition, the maturity date was extended to May 1, 1999. Borrowings under the line of credit were $5,081,000 at June 28, 1998. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at June 28, 1998) or, at the Company's option, at LIBOR index plus 1.5%, and are secured by various Company assets. The line of credit contains certain restrictive covenants relating to working capital, debt to equity ratios, minimum equity and payment of cash dividends and cash flow coverage.

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


5.   INCOME TAX PROVISION

     The effective income tax rate in the second quarter of fiscal 1998 was 32.2% compared to a 60% effective tax rate in the second quarter of fiscal 1997. The fluctuation in rate was primarily due to state income tax expense and varying profits in international locations with tax rates higher than the U.S. rates .

6.   STOCKHOLDERS' EQUITY

     On May 12, 1998, the Company's Board of Directors authorized management to file a Registration Statement with the Securities and Exchange Commission to permit the Company to sell shares of its common stock to the public.

     On May 13, 1998, the Company effected a 1-for-3.38773 reverse split of its common stock. All share and per-share information has been restated to reflect this stock split.

7.   SUBSEQUENT EVENTS

     On July 23, 1998, the Company completed its initial public offering of 1,380,000 shares of common stock at $7.00 per share. Concurrent with the sale of shares to the public, the Company sold an additional 160,000 shares of common stock at $7.00 per share in a private placement to the Kula Fund, an affiliate of Commonwealth Development Corporation ("CDC"), in reliance on Regulation S under the Securities Act of 1933, as amended. To further develop its relationship with CDC, the Company also issued warrants to the Kula Fund and appointed a representative of CDC to the Board of Directors. Net proceeds to the Company aggregated $9.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements which may constitute forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from predicted results. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward looking. Factors that could affect the Company's actual results include, but are not limited to: (i) transportation difficulties; (ii) isolation of store operations from corporate management; (iii) weather and other risks associated with island operations, (iv) dependence on expansion outside the U.S.; (v) dependence on key personnel and local managers; (iv) reliance on computer systems; (v) risks associated with significant growth; and (vi) competition. More information about factors that could affect the Company's financial results is included in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Company's final prospectus dated July 23, 1998, included in the Company's Registration Statement on Form S-1 (No. 333-52459), as filed with the Commission (the "Registration Statement").

OVERVIEW

     During the second quarter ended June 28, 1998, the Company operated eight retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2) and California (1). Although the Company's stores are patterned after the warehouse club concept, the stores (i) are smaller (averaging 28,500 square feet vs. large format warehouse clubs of approximately 130,000 square feet.), (ii) target niche markets, including foreign island countries (and U.S. Territories and states) where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee.

     Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the best quarter due to the Christmas holiday business. Operating profits have varied by quarter primarily as a result of store opening and closing expenses. For the thirteen weeks ended June 28, 1998, store opening and store closing (relocation) costs totaled $578,000 compared to $130,000 for the thirteen weeks ended March 29, 1998 and $646,000 for the thirteen weeks ended June 29, 1997. For the first twenty-six weeks of fiscal 1998 and 1997, these costs totaled $708,000 and $1,368,000, respectively. For the remainder of 1998, the Company does not expect any additional store closure costs as the Company has closed all non-performing stores. Store opening costs will be lower for the third quarter as no store openings are planned that period, but will increase in the fourth quarter in connection with one new store opening planned for the fourth quarter of 1998 and one in the first quarter of 1999. The company expenses store opening costs as incurred.

COMPARISON OF THE 13 WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE):

     Net Sales: Net sales for the second quarter of fiscal 1998 decreased 1.3% to $31,453 from $31,868 during the second quarter of fiscal 1997, primarily from the closure of one mainland store at the end of the second quarter of fiscal 1997 that generated $1,428 in net sales during the second quarter of fiscal 1997. Comparable-store sales for the second quarter of fiscal 1998 (stores open for a full 13 months) increased 4.6% from the second quarter of fiscal 1997, which was attributable primarily to new merchandising and store promotions implemented in early 1998.

     Gross Profit: Gross profit in the second quarter of fiscal 1998 increased to $5,294 from $5,240 in the second quarter of fiscal 1997, despite closure of one mainland store at the end of the second quarter of fiscal 1997, which generated $148 in gross profit. Gross profit margin increased to 16.8% in the second quarter of fiscal 1998 compared to 16.4% for the second quarter of fiscal 1997, primarily from increased sales from higher margin stores, such as American Samoa and stores in the U.S. Virgin Islands ("USVI").

     Operating Expenses: Store expenses remained approximately the same for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Store expenses increased as a percentage of net sales to 11.6% for the second quarter of fiscal 1998 compared to 11.5% for the second quarter of fiscal 1997.

     General and administrative expenses increased $102, or 12.9%, to $890 for the second quarter of fiscal 1998 from $788 for the second quarter of fiscal 1997. General and administrative expenses increased as a percentage of net sales to 2.8% for the second quarter of fiscal 1998 compared to 2.5% for the fiscal year 1997. These increases were from costs associated with the Company's expansion program and indirect costs associated with the Company's initial public offering.

     Store opening expenses were $334 in the second quarter of fiscal 1998 compared to $46 in the second quarter of fiscal 1997. These expenses were attributable to the new stores that opened in St. Thomas on June 25, 1998 and in Nadi, Fiji on July 2, 1998.

     The Company incurred store closing expenses of $244 in the second quarter of fiscal 1998 in connection with the closing and relocation of an existing store in St. Thomas. The Company incurred store closing expenses in the second quarter of fiscal 1997 of $600 in connection with the closure of one mainland store.

     Interest expense: Interest expense declined to $80 for the second quarter of fiscal 1998 from $121 in the second quarter of fiscal 1997 due to a decrease in the Company's average outstanding borrowings.

     Income Tax Provision: The effective income tax rate in the second quarter of fiscal 1998 was 31.8% compared to a 62.5% effective tax rate in the second quarter of fiscal 1997. The fluctuation in rate was primarily due to state income tax expense and varying profits in foreign subsidiaries (including U.S. territories) where tax rates are different than U.S. tax rates.

     Net Income: Net income for the second quarter of fiscal 1998 increased to $62 or $0.03 per share (diluted), compared to net income of $3 or $0.00 per share (diluted), for the second quarter of fiscal 1997.

COMPARISON OF THE 26 WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE):

     Net Sales: Net sales decreased 0.7% to $63,205 for the first 26 weeks of fiscal 1998 from $63,657 during the first 26 weeks of fiscal 1997. The decrease was primarily due to store closures at the end of the first and second quarter of fiscal 1997. The combined sales for these two stores for the first 26 weeks of fiscal 1997 totaled $ 3,433. Comparable-store sales in the first 26 weeks of fiscal 1998 (for stores open for a full 13 months) increased 4.9% from the first 26 weeks of fiscal 1997, which was attributable primarily to new merchandising, and store promotions implemented in early 1998.

     Gross Profit: Gross profit increased to $10,494 for the first 26 weeks of fiscal 1998 from $10,306 for the first 26 weeks of fiscal 1997. Gross profit margin increased to 16.6% in the first 26 weeks of fiscal 1998 from 16.2% in the first 26 weeks of fiscal 1997. The increase in gross margin was due primarily to the closure of two lower-margin mainland stores, and sales increases in fiscal 1998 in higher margin stores.

     Operating Expenses: Store expenses decreased $328, or 4.4%, to $7,189 for the first 26 weeks of fiscal 1998 from $7,517 for the first 26 weeks of fiscal 1997, and decreased as a percentage of net sales for the same periods to 11.4% from 11.8%. The decrease was primarily due to a reduction in store expenses from closed stores of $884. This reduction was offset by an increase in store expenses for existing stores of $556, primarily from increased rent and facility costs, including utilities and maintenance costs.

     General and administrative expenses increased $288, or 18.2%, to $1,871 for the first 26 weeks of fiscal 1998 from $1,583 for the first 26 weeks of fiscal 1997, and increased as a percentage of net sales to 3.0% from 2.5%. These increases were from costs associated with the Company's expansion program and indirect costs associated with the initial public offering.

     The Company incurred store opening expenses of $464 in the first 26 weeks of fiscal 1998 compared to $68 in the first 26 weeks of fiscal 1997. The increase was due to the opening of the new store in St. Thomas on June 25, 1998 and the new store in Nadi, Fiji on July 2, 1998.

     Store closing expenses decreased to $244 in fiscal 1998 from $1,300 in fiscal 1997. The store closing expenses in the first 26 weeks of fiscal 1998 were due to the relocation of the St. Thomas store and the closure of the existing location. The store closing expenses in the first 26 weeks of fiscal 1997 were a result of closing two mainland stores.

     Interest Expense: Interest expense declined to $134 in the first 26 weeks of fiscal 1998 compared to $245 in the first 26 weeks of fiscal 1997 due to a decrease in the average outstanding borrowings during the first 26 weeks ended fiscal 1998.

     Income Tax Provision: The effective income tax rate for the first 26 weeks of fiscal 1998 was 34.6% compared to 32.4% effective tax rate for the first 26 weeks of fiscal 1997. The fluctuation in rates was primarily due to state income tax expense and varying profits in foreign subsidiaries (including U.S. territories) where tax rates are different than U.S. tax rates.

     Net Income (Loss): Net income for the first 26 weeks of fiscal 1998 increased to $387, or $0.18 per share (diluted), compared to a loss of $275, or $0.14 per share (diluted), during the first 26 weeks of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS, EXCEPT STOCK PRICE)

     The discussion below contains forward-looking statements that involve risks and uncertainties, and should be read in conjunction with the disclosure in the Registration Statement. Actual results may differ materially.

     The Company's primary requirement for capital is the financing of equipment and initial store opening costs for new stores. In addition, working capital requirements, as well as the purchase of land and construction of store facilities, determine capital needs.

     While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's intention to spend an aggregate of approximately $5,600 during fiscal 1998 on construction, remodeling and equipment for three new stores (including the newly relocated store in St. Thomas). Of this total, approximately $3,100 was utilized on the new St. Thomas store facility and equipment, which was financed through two term loans. Management is actively seeking a sale-leaseback arrangement and, if consummated, intends to retire the existing debt. In addition, approximately $1,500 will be used to purchase equipment for the two new stores in Fiji (one opened July 2, 1998 and the second is scheduled to open in the fourth quarter of
1998) and an additional $1,000 to purchase new computer equipment and to pay for software development costs in connection with the central office and the New Zealand buying offices system. Capital expenditures totaled $4,284 during the first 26 weeks of fiscal 1998.

     When opening a new store, as well as on an on-going basis, the Company expects to be able to finance a substantial portion of its merchandise inventory cost by using a combination of vendor and bank financing. However, there can be no assurance that this level of financing will be available in the future on terms acceptable to the Company.

     On May 1, 1998, the Company renewed and increased its line of credit with Seafirst Bank to $7,000. The line expires May 1, 1999. Borrowings under the line of credit were $5,081 at June 28, 1998. Borrowings under the line of credit bear interest at the bank's prime rate (8.5% at June 28, 1998). The borrowing collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain restrictive covenants relating to working capital, debt to equity ratios, minimum equity and payment of cash dividends and cash flow coverage. The balance decreased to approximately $4,000 by July 28, 1998 at which time the line of credit was paid off from the proceeds from the Company's initial public offering.

     The new St. Thomas store was opened on June 25, 1998 and was constructed by the Company at a cost of approximately $3,100, including approximately $500 for equipment. The Company obtained $3,000 of construction financing from two banks for the new store. This is the only store owned by the Company. The construction financing included a $1,000 note payable with interest at the LIBOR rate index plus 1.75% (7.77% at June 28, 1998), maturing on April 30, 2000.

The construction financing also included a $2,000 note payable with interest at the bank's prime rate plus 1.0% (9.5% at June 28, 1998) maturing on June 1, 2013. The second note is secured by a first priority leasehold mortgage on the new St. Thomas store. Each of these agreements contains certain restrictive covenants relating to payment of cash dividends and other matters. Amounts outstanding under the two loan agreements totaled $2,682 as of June 28, 1998.

     The Company entered into its expansion program at an accelerated rate in the first 26 weeks of fiscal 1998, spending $464 in working capital toward store opening costs and $4,284 in equipment and building construction costs primarily related to the new store in St. Thomas and equipment for two new stores in Fiji. In connection with these new stores, inventory levels increased $2,702 during the first 26 weeks of fiscal 1998. Net cash provided by (used in) operations was ($2,239) and $1,224 for the first 26 weeks of fiscal 1998 and 1997, respectively. In the first 26 weeks of fiscal 1998, operating cash flow was used primarily to supply inventories for the new stores that opened in St. Thomas USVI at the end of the second quarter and Fiji that opened July 2, 1998. For the first 26 weeks of fiscal 1997, the Company reduced inventories $1,787, primarily as a result of the closure of two mainland stores.

     Net cash used in investing activities was $4,284 for the first 26 weeks of fiscal 1998 compared to $376 for the first 26 weeks of fiscal 1997. The increase was primarily due to construction costs and equipment for the two new stores.

     Net cash provided by (used in) financing activities was $6,787 for the first 26 weeks of fiscal 1998 and ($280) for the first 26 weeks of fiscal 1997. The increase was primarily due to the proceeds of $2,771 related to the construction loans for the new St. Thomas building and additional borrowing on the line of credit for inventories for new store openings.

     The Company completed an initial public offering on July 28, 1998 selling 1,380,000 shares of common stock at $7.00 per share and, concurrently selling 160,000 common shares in a Reg. S placement at $7.00 per share. The Common stock sold in connection with the Reg. S. placement was to the Kula Fund, an investment fund managed by Pacific Capital Partners Ltd. and affiliated with the Commonwealth Development Corporation, a development finance institution of the U.K. Government. Net proceeds, after selling commission and other expenses where in the aggregate approximately $9,100 for the initial public offering and the Reg. S sale of common stock.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not addressed, the direct result of the Year 2000 issue could be a system failure or miscalculations, causing disruption of operations, including a temporary inability to process customer transactions, order merchandise, accurately track inventory and revenue, or engage in similar normal business activities.

     The Company believes that all of its material systems are Year 2000-compliant, and expects that its total costs to make all its systems Year 2000-compliant will be immaterial. The Company has initiated a program to contact all of it inventory suppliers plus other vendors and suppliers with which its systems interface and exchange data or upon which it business depends, such as banks, security alarm monitoring providers, refrigeration equipment suppliers and maintenance providers and other service suppliers. These efforts are designed to minimize the extent to which the Company's business will be vulnerable in the event of the failure of these third parties to remedy their own year 2000 issues.

     The Company's failure to implement its Year 2000 corrections in a timely fashion or in accordance with its current cost estimates, or the failure of third-party vendors to correct their Year 2000 problems, could have a material adverse effect on the Company's business, financial condition and operating results.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     As of December 29, 1997, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

     For the 13 weeks ended June 28, 1998 and June 29, 1997, 1997, total comprehensive income amounted to $62,000 and $3,000, respectively. For the 26 weeks ended June 28, 1998 and the 26 weeks ended June 29, 1997, total comprehensive income amounted to $368,000 and $(275,000), respectively.

     Effective January 1, 1997, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this Statement did not affect the Company's results of operations or financial position.

                          PART II--OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 23, 1998, the Commission declared effective the Company's Registration Statement as filed with the Commission in connection with the Company's initial public offering (the "Offering") of common stock, par value $0.001 per share (the "Common Stock"). The date of commencement of the Offering was July 23, 1998. The Offering was co-managed by Cruttenden Roth Incorporated and Black & Company. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 1,380,000 shares of its Common Stock for a gross aggregate-offering price of $9,660,000. In connection with the Offering, the Company incurred total expenses of approximately $1,658,400, including underwriting discounts and commissions of approximately $772,800. All of these expenses were direct or indirect payments to others and not payments to directors or officers (or their associates) or to affiliates or 10% shareholders of the Company. Of the approximately $8 million in net proceeds received by the Company upon consummation of the Offering, approximately $4 million were used to pay off the outstanding balance under the Company's line of credit with Seafirst Bank. The remaining net proceeds of approximately $4 million were deposited in a money market account with Bank of America. None of the proceeds was used as payments to directors or officers (or their associates), or to affiliates or 10% shareholders of the Company.

     Concurrent with the Offering, the Company sold 160,000 shares of Common Stock at $7.00 per share, in a placement to Kula Fund, an affiliate of Commonwealth Development Corporation, in reliance on Regulation S under the Securities Act of 1933, as amended (the "Concurrent Reg. S Placement"). As part of the Concurrent Reg. S Placement, the Company also sold to Kula Fund a warrant to purchase 117,000 shares of Common Stock at an exercise price equal to 120% of the per share price in the Offering. The Company incurred total expenses of approximately $112,000 in the Concurrent Reg. S Placement. The net proceeds of approximately $1 million dollars from the Concurrent Reg. S Placement were deposited in a money market account with Bank of America.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Lease Agreement between Fiji Public Service Association and the registrant, dated June 4, 1998

     11.1   Computation of Earnings Per Share*

     27.1   Financial Data Schedule

*  See Note 2 to the Unaudited Condensed Consolidated Financial Statements

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K, dated July 28, 1998, relating to the sale of Common Stock to the Kula Fund in the Concurrent Reg. S Placement.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COST-U-LESS, INC.
                                       (Registrant)



Date  9/2/1998                         /s/  Michael J. Rose
    ------------------                 -----------------------------------------
                                       Michael J. Rose
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date  9/2/1998                         /s/  Allan C. Youngberg
    ------------------                 -----------------------------------------
                                       Allan C. Youngberg
                                       Executive Vice President, Chief Financial
                                       Officer, Secretary and Treasurer

                                 EXHIBIT INDEX


Exhibit Number         Description
--------------         -----------

10.1 Lease Agreement between Fiji Public Service Association and the registrant, dated June 4, 1998

11.1                   Computation of Earnings Per Share*

27.1                   Financial Data Schedule

________________

*  See Note 2 to the Unaudited Condensed Consolidated Financial Statements