Form 10-Q
period 1998-09-27
COST U LESS INC
filed 1998-11-09
CIK 851368

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                      OR

   /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _________    TO ___________

                       COMMISSION FILE NUMBER   0-24543

                               COST-U-LESS, INC.
            (Exact name of registrant as specified in its charter)

         WASHINGTON                                     91-1615590
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                            12410 SE 32/ND/ STREET
                          BELLEVUE, WASHINGTON  98005
             (Address of principal executive office)    (Zip Code)

                                (425) 644-4241
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/YES / /NO.

     The registrant had 3,539,961 common shares, par value $0.001, outstanding at September 27, 1998.

                               COST-U-LESS, INC.

                              INDEX TO FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..............................................    1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................   11

                          PART 2 - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................   17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   17

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Cost-U-Less, Inc.'s (the "Company" or "Cost-U-Less") unaudited condensed consolidated balance sheet as of September 27, 1998, and the condensed consolidated balance sheet as of December 28, 1997, unaudited condensed consolidated statements of income for the 13 and 39 weeks ended September 27, 1998, and September 28, 1997 and the unaudited condensed consolidated statements of cash flows for the 39 weeks then ended are included below. Also, included below are notes to the unaudited condensed consolidated financial statements.

     The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 1998 is a 52-week year with period four ending on December 27, 1998.

                               COST-U-LESS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                               September 27, December 28,
                                                                  1998          1997
                                                          ---------------------------------
                                                              (Unaudited)
                      ASSETS
Current assets:
 Cash and cash equivalents                                      $ 5,457      $ 1,028
 Receivables, net                                                 1,408        1,023
 Inventories, net                                                16,460       12,271
 Other current assets                                             1,236          987
                                                          ---------------------------------
  Total current assets                                           24,561       15,309

Property and equipment, net                                      11,455        6,847
Deposits and other assets                                           812          518
Deferred tax assets                                                 141          141
                                                          ---------------------------------
  Total assets                                                  $36,969      $22,815
                                                          =================================

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $11,463      $ 8,953
 Accrued expenses                                                 1,838        1,235
 Income taxes payable                                                 0          141
 Line of credit                                                       0          376
 Current portion of long-term debt                                  633          384
 Current portion of capital leases                                  422          406
                                                          ---------------------------------
  Total current liabilities                                      14,356       11,495

Deferred rent                                                       524          481
Long-term debt, less current portion                              2,189            -
Capital lease obligations, less current portion                     854        1,169
                                                          ---------------------------------
  Total liabilities                                              17,923       13,145

Shareholders' equity:
 Preferred stock, $0.001 par value:
  Authorized shares - 2,000,000
   Issued and outstanding shares - none                               -            -
 Common stock, $0.001 par value:
  Authorized shares - 25,000,000
   Issued and outstanding shares - 3,539,961 and
    1,999,961                                                    12,271        3,525
 Retained earnings                                                6,841        6,165
 Accumulated other comprehensive loss                               (66)         (20)
                                                          ---------------------------------
  Total shareholders' equity                                     19,046        9,670
                                                          ---------------------------------
  Total liabilities and shareholders' equity                    $36,969      $22,815
                                                          =================================


   The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                              13 WEEKS ENDED                39 WEEKS ENDED

                                  -----------------------------------------------------------------------
                                      September 27,   September 28,   September 27,    September 28,
                                           1998            1997            1998            1997
                                  -----------------------------------------------------------------------
Net sales                                $   32,958      $   29,747      $   96,163       $   93,403
Merchandise costs                            27,501          24,870          80,211           78,221
                                  -----------------------------------------------------------------------
Gross profit                                  5,457           4,877          15,952           15,182

Operating expenses:
 Store                                        3,769           3,484          10,958           11,001
 General and administrative                   1,089             769           2,960            2,352
 Store opening                                   83             115             547              183
 Store closing                                    -               -             244            1,300
                                  -----------------------------------------------------------------------
Total operating expenses                      4,941           4,368          14,709           14,836
                                  -----------------------------------------------------------------------
Operating income                                516             509           1,243              346

Other income (expense):
 Other income (expense)                         (10)              -             (10)               -
 Interest income                                 57               -              57                -
 Interest expense                              (126)           (118)           (260)            (362)
                                  -----------------------------------------------------------------------
Income (loss) before income taxes               437             391           1,030              (16)

Income tax provision (benefit)                  149             127             354               (5)
                                  -----------------------------------------------------------------------
Net income (loss)                        $      288      $      264      $      676       $      (11)
                                  =======================================================================

Earnings (loss) per common share:
 Basic                                   $     0.09      $     0.13      $     0.28       $    (0.01)
 Diluted                                 $     0.09      $     0.12      $     0.27       $    (0.01)

Weighted average common shares
 outstanding                              3,116,884       1,999,961       2,372,269        1,999,961
                                  =======================================================================
Weighted average common shares
 outstanding, assuming dilution           3,226,655       2,137,693       2,501,252        1,999,961
                                  =======================================================================

   The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                                     39 WEEKS ENDED
                                                          ----------------------------------------
                                                                September 27,    September 28,
                                                                     1998            1997
                                                          ----------------------------------------
Operating activities:
Net income (loss)                                                 $   676           $  (11)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                        777              705
  Writedown of property and equipment                                 203              637
  Deferred tax (benefit) provision                                    (20)              71
  Stock compensation                                                   75                -
  Reserve for bad debts                                                89                1
  Cash provided by (used in) changes in operating
   assets and liabilities:
    Receivables                                                      (474)             (35)
    Refundable income taxes                                           179             (327)
    Inventories                                                    (4,189)           2,186
    Prepaid expenses                                                 (408)            (150)
    Deposits and other assets                                        (200)             (46)
    Accounts payable                                                2,510             (608)
    Accrued expenses                                                  603             (226)
    Income tax payable                                               (141)               -
    Deferred rent                                                      43              113
                                                          ----------------------------------------
Net cash provided by (used in) operating activities                  (277)           2,310

Investing activity - purchases of property and equipment           (5,682)            (671)

Financing activities:
Net (repayments) borrowings under line of credit                     (376)             340
Proceeds from long-term debt                                        3,000                -
Principal payments on long-term debt                                 (562)            (925)
Payments on capital lease obligations                                (299)            (289)
Net proceeds from sale of common stock                              8,671                -
Unrealized foreign exchange loss                                      (46)             (18)
                                                          ----------------------------------------
Net cash provided by (used in) financing activities                10,388             (892)
                                                          ----------------------------------------
Net increase in cash and cash equivalents                           4,429              747

Cash and cash equivalents at beginning of year                      1,028               95
                                                          ----------------------------------------
Cash and cash equivalents at end of year                          $ 5,457           $  842
                                                          ========================================

Supplemental disclosure of cash flow information
Cash paid during the period for:
 Interest                                                         $   241           $  363
 Income taxes                                                     $   335           $  270

   The accompanying notes are an integral part of these financial statements

                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in "island" markets in U.S. territories throughout the Pacific and Caribbean. The Company currently operates eight island stores located in Hawaii, U.S. Virgin Islands, Guam, American Samoa, Fiji, and one U.S. mainland store in California.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the quarter ended September 27, 1998, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's Registration Statement on Form S-1, including the related Prospectus dated July 23, 1998, as filed with the SEC (the "Registration Statement").

PRINCIPLES OF CONSOLIDATION

     The Company operates wholly owned subsidiaries in Guam, U.S. Virgin Islands, American Samoa, Nevada, Republic of Fiji, New Zealand, Vanuatu and Curacao, Netherlands Antilles. All significant intercompany balances and transactions have been eliminated in consolidation.

     The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand and Curacao, which uses those countries' local currency.

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

     For the 13 weeks ended September 27, 1998 and September 28, 1997, total comprehensive income amounted to $261,000 and $246,000, respectively. For the 39-weeks ended September 27, 1998 and the 39-weeks ended September 28, 1997, total comprehensive income (loss) amounted to $630,000 and $(29,000), respectively.

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

                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        13 WEEKS ENDED                  39 WEEKS ENDED
                                                 ------------------------------  -----------------------------
                                                  SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,  SEPTEMBER 28,
                                                      1998           1997            1998           1997
                                                 ------------------------------  -----------------------------
                                                             (In thousands except per-share data)
Numerator:
  Net income (loss)                               $      288      $      264     $      676     $      (11)
Denominator:
  Denominator for basic earnings per
    share - weighted average shares                3,116,884       1,999,961      2,372,269      1,999,961
Effect of dilutive securities:
  Stock options and warrants                         109,771         137,732        128,983              -
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversion of stock
  options and warrants                             3,226,655       2,137,693      2,501,252      1,999,961

Basic earnings (loss) per common share            $     0.09      $     0.13     $     0.28     $    (0.01)
Diluted earnings (loss) per common share          $     0.09      $     0.12     $     0.27     $    (0.01)

                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


3.   SEGMENT INFORMATION

                                          ISLAND     MAINLAND
                                          STORES      STORES     OTHER   TOTALS
                                       ------------ ---------- -------- -------
                                                      (In Thousands)
39 WEEKS ENDED SEPTEMBER 27, 1998
Net sales
Contribution (loss)                           4,626        (59)    427   4,994
Store opening expense                           547          -       -     547
Store closing expense                           244          -       -     244
Operating profit (loss)                       3,835        (59)    427   4,203

Segment inventories                          11,356        771       -  12,127
Segment total assets                         23,019      1,327       -  24,346

39 WEEKS ENDED SEPTEMBER 28, 1997
Net sales                                    82,819      8,984   1,600  93,403
Contribution (loss)                           4,090       (149)    240   4,181
Store opening expense                           183          -       -     183
Store closing expense                             -      1,300       -   1,300
Operating profit (loss)                       3,907     (1,449)    240   2,698

Segment inventories                           9,571        826       -  10,397
Segment total assets                         16,370      1,412       -  17,782

13 WEEKS ENDED SEPTEMBER 27, 1998
Net sales                                    30,926      1,756     276  32,958
Contribution (loss)                           1,497        (17)    208   1,688
Store opening expense                            83          -       -      83
Store closing expense                             -          -       -       0
Operating profit (loss)                       1,414        (17)    208   1,605

13 WEEKS ENDED SEPTEMBER 28, 1997
Net sales                                    27,183      1,868     696  29,747
Contribution (loss)                           1,252          4     137   1,393
Store opening expense                           115          -       -     115
Store closing expense                             -          -       -       0
Operating profit (loss)                       1,137          4     137   1,278

                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

3.   SEGMENT INFORMATION (CONTINUED)

Reconciliation of Income Contribution to Consolidated Income before Tax

                                                 39 WEEKS ENDED                13 WEEKS ENDED
                                        ------------------------------ ------------------------------
                                          SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                             1998           1997           1998           1997
                                        -------------- --------------- -------------- ---------------
                                                               (In Thousands)
Total contribution for reportable          $ 4,994       $ 4,181         $ 1,688         $1,393
  segments
Administrative expense not
  allocated to segments                     (2,960)       (2,352)         (1,089)          (769)
Store opening/closing expenses                (791)       (1,483)            (83)          (115)
Other expense                                  (10)            -             (10)             -
Interest income                                 57             -              57              -
Interest expense                              (260)         (362)           (126)          (118)
                                        -------------- --------------- -------------- ---------------
Consolidated income (loss) before tax      $ 1,030       $   (16)        $   437         $  391
                                        ============== =============== ============== ===============

Reconciliation of Significant Items


                                   SEGMENT                           CONSOLIDATED
                                   TOTALS           CORPORATE           TOTALS
                               ------------    ----------------    -----------------
                                                (In Thousands)
SEPTEMBER 27, 1998
Inventories                        $12,127          $ 4,333            $16,460
Total assets                        24,346           12,623             36,969

 4.  DEBT

     The Company has a line of credit with a bank of $7,000,000 that expires on May 1, 1999. Borrowings under the line of credit were paid off as of September 27, 1998. Borrowings under the line of credit as utilized bear interest at the bank's prime rate (8.5% at September 27, 1998) or, at the Company's option, at LIBOR index plus 1.5%, and are secured by various Company assets. The line of credit contains certain restrictive covenants relating to working capital, debt to equity ratios, minimum equity and payment of cash dividends and cash flow coverage.

                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

4.   DEBT (CONTINUED)

     The Company borrowed $3,000,000 from two banks in connection with the construction of the new St. Thomas, USVI store that opened on June 25, 1998. These loans include a $1,000,000 note payable in twenty-four monthly installments plus interest at 7.77%, maturing on April 30, 2000 and a $2,000,000 note payable in 180 monthly installments plus interest at the bank's prime rate plus 1.0% (9.5% at September 27, 1998) maturing on June 1, 2013. The second note is secured by a first priority leasehold mortgage on the new St. Thomas store. Each of these loan agreements contain certain restrictive covenants relating to payment of cash dividends and other matters. Amounts outstanding under the two loan agreements totaled $2,822,000 as of September 27, 1998.

5.   INCOME TAX PROVISION

     The effective income tax rate for the first 39 weeks of fiscal 1998 was 34.4% compared to a 31.3% effective tax rate (benefit) for the first 39 weeks of fiscal 1997. The fluctuation in rate was primarily due to state income tax expense and varying profits in international locations where tax rates differ from U.S. rates.

6.   STOCKHOLDERS' EQUITY

     On May 13, 1998, the Company effected a 1-for-3.38773 reverse split of its common stock. All share and per-share information has been restated to reflect this stock split.

     On July 23, 1998, the Company completed its initial public offering of 1,380,000 shares of common stock at $7.00 per share. Concurrent with the sale of shares to the public, the Company sold an additional 160,000 shares of common stock at $7.00 per share in a private placement to the Kula Fund, an affiliate of Commonwealth Development Corporation ("CDC"), in reliance on Regulation S under the Securities Act of 1933, as amended. To further develop its relationship with CDC, the Company also issued warrants to the Kula Fund and appointed a representative of CDC to the Board of Directors. Net proceeds to the Company aggregated $8,671,000.

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

OVERVIEW

     During the third quarter ended September 27, 1998, the Company operated nine retail stores located in Guam (2), American Samoa (1), Hawaiian Islands
(2); U.S. Virgin Islands (2); Fiji (1) and California (1). Although the Company's stores are patterned after the warehouse club concept, the stores (i) are smaller (averaging 28,500 square feet vs. large format warehouse clubs of approximately 130,000 square feet.), (ii) target niche markets, including foreign island countries (and U.S. Territories and states) where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee.

     Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to the additional Christmas holiday sales. Operating profits have varied by quarter primarily as a result of store opening and closing expenses. For the 13-weeks and 39-weeks ended September 27, 1998, store opening and closing costs totaled $83,000 and $791,000 respectively compared to $115,000 and $1,483,000 for the 13-weeks and 39-weeks ended September 28, 1997. For the remainder of 1998, the Company does not expect any additional store closure costs as the Company has closed all non-performing stores. Store opening costs will be higher for the fourth quarter due to the new store opening in Suva, Fiji in November 1998 and in connection with the Curacao, Netherlands Antilles store expected to open in the first quarter 1999. The company expenses store opening costs as incurred.

COMPARISON OF THE 13 WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE):

     Net Sales: Net sales for the third quarter of fiscal 1998 increased 11% to $32,958 from $29,747 during the third quarter of fiscal 1997, primarily due to a new store in Nadi, Fiji and a strong comparable-store sales increase of 10.4% (stores open for a full 13 months). The increase in comparable-store sales was primarily due to a successful store relocation in St. Thomas that opened June 25, 1998, the closure of a significant competitor in Guam in late August 1998 and strong sales in other stores attributable to improved merchandising and demand for low cost, high quality merchandise.

     Gross Profit: Gross profit in the third quarter of fiscal 1998 increased to $5,457 from $4,877 in the third quarter of fiscal 1997. Gross profit margin increased to 16.6% in the third quarter of fiscal 1998 compared to 16.4% for the third quarter of fiscal 1997, primarily from increased sales from higher margin stores.

     Operating Expenses: Store expenses for the third quarter of fiscal 1998 increased 8.2% to $3,769 from $3,484 during the third quarter of fiscal 1997. Store expenses decreased as a percentage of net sales to 11.4% for the third quarter of fiscal 1998 compared to 11.7% for the third quarter of fiscal 1997. The increase in expense was primarily related to the additional store in Nadi, Fiji.

     General and administrative expenses increased $320, or 41.6%, to $1,089 for the third quarter of fiscal 1998 from $769 for the third quarter of fiscal 1997. General and administrative expenses increased as a percentage of net sales to 3.3% for the third quarter of fiscal 1998 compared to 2.6% for the fiscal year 1997. These increases were from costs associated with the Company's expansion program and indirect costs associated with the Company's initial public offering.

     Store opening expenses were $83 in the third quarter of fiscal 1998 compared to $115 in the third quarter of fiscal 1997. Store opening expenses are expected to increase in the fourth quarter due to the new store in Suva, Fiji and expenses incurred in advance of the Curacao store opening in the first quarter of 1999. The Company did not incur any store closing expenses in the third quarter of either fiscal year.

     Interest expense and Interest Income: Interest expense increased to $126 for the third quarter of fiscal 1998 from $118 in the third quarter of fiscal 1997 due to an increase in the Company's average outstanding borrowings that resulted primarily from borrowings related to the St. Thomas building that opened June 25, 1998. Interest income for the third quarter of fiscal 1998 of $57 was generated from interest bearing deposits from the net proceeds from the initial public offering completed on July 23, 1998. There was no interest income for the prior year quarter.

     Income Tax Provision: The effective income tax rate in the third quarter of fiscal 1998 was 34.1% compared to a 32.4% effective tax rate in the third quarter of fiscal 1997. The fluctuation in rate was primarily due to state income tax expense and varying profits in foreign subsidiaries (including U.S. territories) where tax rates differ from different than U.S. tax rates.

     Net Income: Net income for the third quarter of fiscal 1998 increased to $288 or $0.09 per share (diluted), compared to net income of $264 or $0.12 per share (diluted), for the third quarter of fiscal 1997.

COMPARISON OF THE 39 WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE):

     Net Sales: Net sales increased 3.0% to $96,163 for the first 39 weeks of fiscal 1998 from $93,403 during the first 39 weeks of fiscal 1997. The increase was due to the new Nadi, Fiji store and same store sales growth partially diluted by closure of two non-performing mainland stores in 1997. The combined sales for these two stores for the first 39 weeks of fiscal 1997 totaled $3.4 million. Comparable-store sales increased to 6.7% for the first thirty-nine weeks of fiscal 1998 compared to a 0.3% decrease for the same prior year period.

     Gross Profit: Gross profit increased to $15,952 for the first 39 weeks of fiscal 1998 from $15,182 for the first 39 weeks of fiscal 1997. Gross profit margin increased to 16.6% in the first 39 weeks of fiscal 1998 from 16.3% in the first 39 weeks of fiscal 1997. The increase in gross margin was due primarily to the closure of two lower-margin mainland stores, and sales increases in fiscal 1998 in higher margin stores.

     Operating Expenses: Store expenses decreased $43, or 0.4%, to $10,958 for the first 39 weeks of fiscal 1998 from $11,001 for the first 39 weeks of fiscal 1997, and decreased as a percentage of net sales for the same periods to 11.4% from 11.8%. The decrease was primarily due to a reduction in store expenses from closed stores, offset by additional expenses from the new Nadi, Fiji store and an increase in expenses related to comparable-store sales increases.

     General and administrative expenses increased $608, or 25.9%, to $2,960 for the first 39 weeks of fiscal 1998 from $2,352 for the first 39 weeks of fiscal 1997, and increased as a percentage of net sales to 3.1% from 2.5%. These increases were from costs associated with the Company's expansion program and indirect costs associated with the initial public offering.

     The Company incurred store opening expenses of $547 in the first 39 weeks of fiscal 1998 compared to $183 in the first 39 weeks of fiscal 1997. The increase was due to the accelerated new store expansion program commencing in 1998.

     Store closing expenses decreased to $244 in fiscal 1998 from $1,300 in fiscal 1997. The store closing expenses in the first 39 weeks of fiscal 1998 resulted from the relocation of the St. Thomas store and the closure costs associated with the existing store. The store closing expenses in the first 39 weeks of fiscal 1997 were a result of closing two mainland stores.

     Interest Expense and Interest Income: Interest expense declined to $260 in the first 39 weeks of fiscal 1998 compared to $362 in the first 39 weeks of fiscal 1997 due to a decrease in the average outstanding borrowings during the first 39 weeks of fiscal 1998. Interest income in the first 39 weeks of fiscal 1998 of $57 was generated from interest bearing deposits from the net proceeds from the initial public offering completed on July 23, 1998. There was no interest income for the same prior year period.

     Income Tax Provision: The effective income tax rate for the first 39 weeks of fiscal 1998 was 34.4% compared to a 31.3% effective tax rate for the first 39 weeks of fiscal 1997. The fluctuation in rates was primarily due to state income tax expense and varying profits in foreign subsidiaries (including U.S. territories) where tax rates differ from U.S. tax rates.

     Net Income (Loss): Net income for the first 39 weeks of fiscal 1998 increased to $676, or $0.27 per share (diluted), compared to a loss of $11, or $(0.01) per share (diluted), during the first 39 weeks of fiscal 1997.

     Ending shares outstanding on September 27, 1998 total 3,539,961 shares, compared to 1,999,961 shares outstanding on September 28, 1997.

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

     While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, it is management's intention to spend an aggregate of approximately $6,000 during fiscal 1998 on construction, remodeling and equipment for three new stores (including the newly relocated store in St. Thomas). Of this total, $3,300 was utilized on the new St. Thomas store facility and equipment, which was financed through two term loans. Management is actively seeking a sale-leaseback arrangement and, if consummated, intends to retire the existing debt. In addition, approximately $1,500 will be used to purchase equipment for the two new stores in Fiji (one opened July 2, 1998 and the other is scheduled to open in the fourth quarter of
1998) and an additional $1,200 to purchase new computer equipment and to pay for software development costs in connection with the central office and the New Zealand buying offices system. Capital expenditures totaled $5,682 during the first 39 weeks of fiscal 1998.

     When opening a new store, as well as on an on-going basis, the Company expects to be able to finance a substantial portion of its merchandise inventory cost by using a combination of vendor and bank financing. However, there can be no assurance that this level of financing will be available in the future on terms acceptable to the Company.

     On May 1, 1998, the Company renewed and increased its line of credit with Seafirst Bank to $7,000. The line expires May 1, 1999. Borrowings under the line of credit were paid off as of September 27, 1998. Future borrowings under the line of credit will bear interest at the bank's prime rate (8.5% at September 27, 1998). The borrowing collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain restrictive covenants relating to working capital, debt to equity ratios, minimum equity and payment of cash dividends and cash flow coverage.

     The new St. Thomas store was opened on June 25, 1998 and was constructed by the Company at a cost of $3,300, including new equipment. The Company obtained $3,000 of construction financing from two banks for the new store. This is the only store owned by the Company. The construction financing included a $1,000 note payable with interest at 7.77%, maturing on April 30, 2000. The construction financing also included a $2,000 note payable with interest at the bank's prime rate plus 1.0% (9.5% at September 27, 1998) maturing on June 1, 2013. The second note is secured by a first priority leasehold mortgage on the new St. Thomas store. Each of these agreements contains certain restrictive covenants relating to payment of cash dividends and other matters. Amounts outstanding under the two loan agreements totaled $2,822 as of September 27, 1998.

     The Company entered into its expansion program at an accelerated rate in the first 39 weeks of fiscal 1998, spending $547 in working capital toward store opening costs and $5,682 in equipment and building construction costs primarily related to the new store in St. Thomas, equipment for two new stores in Fiji and corporate office computer system upgrades. In connection with these new stores and the upcoming holiday season, inventory levels increased $4,189 during the first 39 weeks of fiscal 1998. Net cash provided by (used in) operations was ($277) and $2,310 for the first 39 weeks of fiscal 1998 and 1997, respectively. In the first 39 weeks of fiscal 1998, operating cash flow was used primarily to supply inventories for the new stores that opened in St. Thomas at the end of the third quarter and Fiji that opened July 2, 1998. For the first 39 weeks of fiscal 1997, the Company reduced inventories by $2,186, primarily as a result of the closure of two mainland stores.

     Net cash used in investing activities was $5,682 for the first 39 weeks of fiscal 1998 compared to $671 for the first 39 weeks of fiscal 1997. The increase was primarily due to construction costs for the new St Thomas store, equipment for new and existing stores and corporate computer system upgrades.

     Net cash provided by (used in) financing activities was $10,388 for the first 39 weeks of fiscal 1998 and ($892) for the first 39 weeks of fiscal 1997. The increase was primarily due to the proceeds of $3,000 related to the construction loans for the new St. Thomas building and net proceeds from the initial public offering as discussed below.

     The Company completed an initial public offering on July 28, 1998 selling 1,380,000 shares of common stock at $7.00 per share and concurrently selling 160,000 common shares in a Reg. S placement at $7.00 per share. The Common stock sold in connection with the Reg. S. placement was to the Kula Fund, an investment fund managed by Pacific Capital Partners Ltd. and affiliated with the Commonwealth Development Corporation, a development finance institution of the U.K. Government. Net proceeds, after selling commission and other expenses were in the aggregate approximately $8,671 for the initial public offering and the Reg. S sale of common stock.

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

     For the 13 weeks ended September 27, 1998 and September 28, 1997, total comprehensive income amounted to $261,000 and $246,000, respectively. For the 39-weeks ended September 27, 1998 and the 39-weeks ended September 28, 1997, total comprehensive income (loss) amounted to $630,000 and $(29,000), respectively.

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

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 23, 1998, the Commission declared effective the Company's Registration Statement on Form S-1 (No. 333-52459) as filed with the Commission in connection with the Company's initial public offering (the "Offering") of common stock, par value $0.001 per share (the "Common Stock"). The date of commencement of the Offering was July 23, 1998. Of the $7,763,000 in net proceeds received by the Company upon consummation of the Offering, approximately $4 million was used to pay off the outstanding balance under the Company's line of credit with Seafirst Bank. The remaining net proceeds were invested in a money market account with Bank of America.

     Concurrent with the Offering, the Company sold 160,000 shares of Common Stock at $7.00 per share, in a placement to Kula Fund, an affiliate of Commonwealth Development Corporation, in reliance on Regulation S under the Securities Act of 1933, as amended (the "Concurrent Reg. S Placement"). As part of the Concurrent Reg. S Placement, the Company also sold to Kula Fund a warrant to purchase 117,000 shares of Common Stock at an exercise price equal to $8.40 per share (120% of the per share price in the Offering). The net proceeds of approximately $908,000 from the Concurrent Reg. S Placement were invested in a money market account with Bank of America.

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

                                  COST-U-LESS, INC.
                                  (Registrant)


Date   11/9/98                    /s/  Michael J. Rose
     --------------------         -----------------------------------
                                  Michael J. Rose
                                  Chairman of the Board, President and
                                  Chief Executive Officer


Date   11/9/98                    /s/  Allan C. Youngberg
     --------------------         -----------------------------------
                                  Allan C. Youngberg
                                  Executive Vice President, Chief Financial
                                  Officer, Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------
11.1                Computation of Earnings Per Share*
27.1                Financial Data Schedule

________________

*  See Note 2 to the Unaudited Condensed Consolidated Financial Statements