Form 10-K
period 1998-12-27
COST U LESS INC
filed 1999-03-26
CIK 851368

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                  For the fiscal year ended December 27, 1998
                        Commission File Number 0-24543

                               ----------------

                               COST-U-LESS, INC.
            (Exact Name of Registrant as Specified in its Charter)

                 Washington                                      91-1615590
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

              12410 S.E. 32nd Street, Bellevue, Washington 98005
             (Address of Principal Executive Offices): (Zip Code)

                                (425) 644-4241
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                  Cumulative Preference Shares, First Series

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at March 20, 1999 was approximately $14,855,000.

  The number of shares of the registrant's Common Stock outstanding at March 20, 1999 was 3,539,961.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 20, 1999, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  When used in this Annual Report, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "--Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

Item 1. Business

Overview

  Cost-U-Less operates mid-sized warehouse club-style stores in U.S. Territories and foreign island countries. The Company enjoys significant benefits from the extensive experience of its management team in the warehouse club industry. As a result of prior relationships with industry leaders such as Costco, the Company's officers and key employees gained competencies related to the operation methods, purchasing strategies and management information systems employed by warehouse clubs. During the Company's early years, its key personnel developed and implemented a business plan whereby the Company purchased merchandise at retail from existing large-format warehouse clubs and then resold the merchandise, at attractive margins, through stores located in relatively remote and underserved markets. By selling only products proven to be successful at established warehouse clubs, the Company minimized its need for in-house buyers and was able to keep corporate costs low. The Company utilized this strategy for several years and maintained its focus on operations pursuant to an effective and low-cost business model. However, as sales volume grew, the Company became able to source its merchandise directly from manufacturers, thereby significantly reducing its cost of goods. Over time, the Company augmented its corporate buying team as it began to increasingly tailor its product mix to its specific markets and further realize the benefits of direct purchasing. The Company then began to build a functional corporate infrastructure to support anticipated growth.

  Capitalizing on management's experience with the warehouse club industry, the Company opened its first retail warehouse store in 1989. In 1992, the Company initiated its expansion by opening stores in relatively remote island locations. After experiencing success with its mid-sized store concept, the Company began experimenting in late 1992 with similar stores in various mainland markets while continuing to open stores in island markets. Facing increasing competition from larger discount retailers and warehouse clubs in its mainland markets while continuing to succeed against similar competitors in its island stores, management decided in 1995 to return its focus to its core island markets. In 1996, while further refining its island store concept, enhancing inventory control and management information systems, adjusting its island store product mix to include higher-margin items and local merchandise, and developing a prototype island store design, the Company continued the process of closing nearly all its mainland stores. The Company's founder and current Chief Executive Officer was formerly a principal owner of a merchandise broker and manufacturer's representative that worked exclusively with Costco. The Company has added three other management persons and five store managers who are former employees of Costco or the merchandise broker. The Company believes it is now well positioned to pursue an aggressive growth strategy focused on accelerating the roll out of its island stores that started with the opening of two new stores in Fiji in the second half of 1998 and one new store in Curacao, Netherlands Antilles that opened March 2, 1999. As of March 2, 1999, the Company operated eleven warehouse club-style stores: two in Hawaii, two in Guam, one in St. Thomas, one in St. Croix, one in American Samoa, two in Fiji, one in Curacao, Netherlands Antilles and one in Sonora, California. In addition, management has completed a lease transaction on a property in St. Maarten for a 36,000 square-foot store and has agreed to terms and is awaiting business license approval in Aruba for a 27,000 square-foot store, both in the Netherlands Antilles. Management is also negotiating lease transactions for stores in Barbados and Grand Cayman, in the Caribbean; Tahiti and Papua New Guinea in the South Pacific; and several stores in New Zealand for openings in 1999 and 2000.

  The Company intends to concentrate its future expansion efforts on island markets, which it believes offer significant opportunities for growth. To achieve its anticipated growth, the Company plans to employ a multi-element business strategy designed to leverage the Company's core competencies in opening and operating stores in distant and diverse locations, while capitalizing on the inherent features of island markets. Moreover, the Company intends to continue utilizing a "first-mover" advantage. By opening stores in markets that other warehouse clubs and discount retailers have not yet entered, the Company believes that it will be better able to achieve significant market share and develop name recognition and customer loyalty, thus further discouraging entry by large-format discount competition. Accordingly, the Company's future growth involves expanding into relatively untapped markets, and the Company has identified a number of islands throughout the Pacific and Caribbean in which larger format warehouse clubs have not and are not expected to open stores.

Industry Overview

  Traditional warehouse clubs focus on both retail and small-business customers, with store formats averaging approximately 115,000 square feet (the Company's stores average 29,300 square feet). These retailers typically (i) offer a range of national brand and selected private label products, often in case, carton or multiple-pack quantities, (ii) provide no-frills, self-service warehouse facilities with pallet-stacked product aisles, and (iii) charge annual membership fees. Prior to the inception of the membership warehouse club concept in the mid-1970s, the dominant companies selling comparable lines of merchandise were department stores, grocery stores and traditional wholesalers. Warehouse clubs positioned themselves as low-price leaders in the communities they entered and thereby quickly gained market share as their new merchandising concepts and aggressive marketing techniques led to a more competitive retail environment. Although the Company employs many of the retailing methods associated with the larger companies that principally make up the warehouse club industry, including Costco Companies, Inc. ("Costco"), BJ's Wholesale Club, Inc. and Sam's Club, a division of Wal-Mart Stores, Inc. ("Wal-Mart"), the Company operates fewer stores, locates its stores in smaller geographic areas with less concentrated population centers and relies to a greater degree on long-haul water transportation than do such companies.

  The Company believes that its target island markets are similar in many respects to those found in the United States before the introduction of the first warehouse club stores; however, island markets are characterized by distinct attributes that, management believes, lead to certain competitive advantages for the Company. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. Meeting these challenges requires specially tailored systems and methods. Issues related to receiving local government approvals, dealing with island real estate and site selection, and constructing weather- resistant buildings that have been properly formatted for efficient retailing are difficult to overcome. Retailers, and thus consumers, in island markets generally have limited experience with modern, more effective retailing methods and, therefore, the Company believes, an opportunity exists to capitalize on competitive advantages inherent in employing such techniques. In addition, while the typical U.S. warehouse club customer has virtually unlimited access to popular U.S. brand-name products, the Company believes these products are carried by relatively few local island retailers. As a result, an unusually strong yet largely unsatisfied demand for certain products may exist. Moreover, each island or region demonstrates unique consumer preferences and thus may require effective retailers to conduct regional research and to incorporate flexible localized merchandise purchasing policies in order to offer a diverse selection of local products, as well as popular U.S. brand-name products. Based on the increasing acceptance of the traditional warehouse-club concept in mainland markets, the Company's experience and operating results in current island locations, as well as its market research of potential markets, the Company believes that significant opportunities exist in island markets for expansion of its warehouse club-style store concept.

  The Company has identified its prototypical target market as an island with a minimum population of 40,000 and a Gross Domestic Product of at least $125 million. The Company estimates that at least 30 Pacific and

Caribbean islands meet or exceed these criteria. Based on its estimates, the Company believes these islands currently represent as many as 90 potential locations for its island concept stores.

Business Strategy

  The Company's goal is to expand its operations significantly in island markets by leveraging its island-operations expertise, utilizing modern systems and merchandising techniques, offering competitive prices while maintaining attractive margins, providing a localized product mix and benefiting from low overhead costs. The Company has identified a goal of opening an additional three stores in 1999 and six stores per year thereafter.

  Concentrate Expansion Efforts in Island Markets. The Company's expansion strategy focuses on opening mid-sized warehouse club-style stores in island markets throughout the Pacific and Caribbean. The Company believes these markets offer significant opportunities for growth. Specifically, island markets are often characterized by (i) significant geographic and logistical challenges, (ii) local competition with minimal experience in modern retailing methods, and (iii) a demand for U.S. brand-name products that have limited availability. In addition, the Company believes that traditional large-format warehouse club and discount retailers are generally unwilling to adapt their multi-unit, continent-based operations to meet the unique characteristics and small populations of island markets.

  Leverage Island-Operations Expertise. Capitalizing on its experience in opening and operating retail warehouse club-style stores in remote U.S. Territories and the Hawaiian Islands, the Company has developed core competencies in overcoming the inherent challenges of island market operations. The Company has refined a mid-sized building prototype designed to endure severe island weather conditions. This prototype also incorporates low construction costs, specifications that can be easily and quickly replicated, and standardized equipment designed either to be readily repaired by island employees or efficiently monitored off-site by equipment vendors. Moreover, the Company has made a significant investment in its information systems and communication networks, enabling corporate management and store buyers to receive daily sales and inventory information and maintain regular contact with in-store management and employees. In addition, through its long-standing relationships with steamship lines, and with its present volume of deliverable goods, the Company negotiates what it believes to be competitive transportation rates while selecting efficient shipping routes and cost-effective freight techniques, including the use of both a Company-operated cross-dock depots and independently operated distribution facilities.

  Utilize Modern Systems and Merchandising Methods to Successfully Enter Target Markets. The Company believes that merchants in target markets often have not adopted modern retail operating efficiencies, including computerized cash registers and inventory-tracking devices, state-of-the-art refrigeration and air-conditioning equipment, efficient shelving and display racks, improved forklifts and sophisticated security systems. Moreover, the Company believes that many locally operated stores do not have access to the vendor network and distribution channels developed by the Company. As a result, the Company believes that it will be able to successfully enter remote island markets by using its advanced systems to provide a superior shopping environment for its customers by (i) monitoring sales and inventory levels and using this information to respond rapidly to changing consumer preferences and (ii) offering a level of product selection and customer service often not found in most of its local competitors' island stores.

  Emphasize Strong Margins While Maintaining Everyday Low Prices. In addition to providing a pleasant shopping atmosphere, the Company is able to sell its products at prices that it believes are lower than those offered by its local island competitors, yet are still above those that could be charged in mainland markets. By leveraging its retail operating efficiencies and access to volume-purchasing discounts, the Company believes it is able to acquire some products at a significantly lower cost than that paid by other island retailers. The Company passes along much of these savings to its customers through "low price leader," "everyday low prices" and "dare to compare" pricing policies. In addition, unlike most warehouse clubs, the Company does not charge a club membership fee, further providing cost-effective shopping to its customers. However, due to the demand in island markets for the Company's goods, the lack of meaningful price competition and the generally high price levels found in such markets, the Company believes its prices are often higher than those charged on the mainland by warehouse clubs and discount retailers, enabling the Company historically to achieve higher margins (16.7% for fiscal year 1998) than those achieved by mainland warehouse clubs and discount retailers (typically 10-12%).

  Use Localized Product Sourcing Yet Derive Benefits of Centralized Purchasing. An important element of the Company's marketing strategy is to specifically cater its product selection to each distinct island market. To this end, the Company conducts market research through its vendors, store managers and resident employees to ascertain the preferences of each particular locale, including determining which national brands are favored and which regional and ethnic items are desired. The Company's buyers then procure a majority of these products through the Company's centralized purchasing department, thus deriving the benefits of volume purchase discounts, streamlined distribution and enhanced selection. The remaining products, including locally produced items that are available only in a particular region, are generally purchased by store managers and Company buyers directly from suppliers located in the region.

  Capitalize on Efficient Facilities, Controlled Operating Expenditures and Cost-Effective Labor. The Company seeks to minimize costs throughout its operations in an effort to decrease overhead and increase margins. These savings are achieved through the use of efficient facilities, including stores that (i) do not incorporate expensive fixtures such as floor tiles and false ceilings, (ii) are energy efficient as a result of modern refrigeration and air-conditioning equipment, (iii) encourage self-service and feature sophisticated scanning systems, thereby reducing labor and shrink expense, and
(iv) maximize selling-floor space, thus reducing overall space requirements and rental expense. In addition, the Company has been able to limit advertising expense by relying primarily on "word-of-mouth" publicity in island markets because of its significant market presence in relation to most of its competitors. Further, the Company's efforts at controlling inventory shrink expense have contributed to increased margins. Finally, although the Company believes that it generally pays its employees above-market wages and is thereby able to attract and retain high-quality employees, it further believes that island wages are generally lower than mainland wages and thus result in decreased labor costs.

  Maintain Relationship With CDC. The Company has developed a relationship with Commonwealth Development Corporation ("CDC"), a development finance institution of the U.K. government. Organized in 1948, CDC is engaged in economic development activities in overseas countries, including venture capital and other investments, and has significant interests in the Pacific Islands and Caribbean regions. Kula Fund, a private equity fund established in 1997 for 12 Pacific Island countries and managed by a CDC affiliate, is financed by CDC, Asian Development Bank, European Investment Bank, International Finance Corporation, Societe de Promotion et de Participation pour la Cooperation Economique/Proparco and Fiji National Provident Fund. The Company sold 160,000 shares of Common Stock to Kula Fund, an affiliate of CDC, in a private placement (the "Concurrent Reg. S. Placement") at $7.00 per share, and also sold to Kula Fund, for nominal consideration, a warrant to purchase 117,000 shares of Common Stock at an exercise price of $8.40 per share (120% of the public offering price), containing standard net issuance provisions, exercisable at any time for a period of four years. In addition, the Company elected Ashley Emberson-Bain to its Board of Directors. Mr. Emberson-Bain has been employed by CDC since 1986 in a variety of management, investment and staff positions. Since 1995, he has been principally responsible for overseeing CDC investments in the Pacific Islands. The Company believes that CDC's strong ties to, and knowledge of, the Pacific Islands and Caribbean regions, and its presence in most areas where the Company either operates or plans to operate, will strengthen the Company's business and business strategy. See "Market for Registrant's Common Stock and Related Shareholder Matters."

Expansion Plans

  General. The Company's expansion plans focus on opening new stores in foreign island markets. The Company believes such island markets offer significant opportunities for growth because they are often characterized by
(i) significant geographic and logistical barriers to entry, (ii) existing higher-priced local competitors with minimal experience with modern operating processes in purchasing, distribution, merchandising and information technologies, and (iii) a demand for U.S. brand-name products that have limited availability.

The Company resumed expansion efforts in fiscal 1998 after concentrating its efforts in fiscal 1996 and 1997 on (i) improving internal operating efficiencies, (ii) standardizing its island business model and related strategies, and (iii) closing nearly all of its U.S. mainland stores. The Company opened three stores in fiscal 1998 (one in June in St. Thomas and two in Fiji, in July and November), and plans to open four stores in fiscal 1999 (including one store in Curacao, Netherlands Antilles, which opened March 2,
1999). Overall, the Company anticipates opening 26 new stores during the five-year period ending fiscal 2002 throughout the Caribbean and Pacific. The Company expects to finance new stores initially with the net proceeds of its initial public offering in July 1998 (the "Initial Public Offering") and later with a combination of borrowed funds under a line of credit with Seafirst Bank and cash flow from operations. If the Company is unable to obtain adequate funds from debt financing or internally from operations, the expansion program could be curtailed or otherwise adversely affected. Furthermore, due to difficulties in certain economies in the South Pacific arising from the "Asian Crisis" and in reaching acceptable lease terms for new stores, the Company reduced expected store openings in 1999 from six to four. See "Important Factors Regarding Forward-Looking Statements--Ability to Manage Growth and Uncertainties Associated With Expansion Outside U.S. Territories."

  The Company has identified approximately 23 target markets in the Pacific Islands and the Caribbean (for approximately [26] stores) as a result of its in-house analysis of demographic and income factors. Company personnel have visited eight of these markets for purposes of site selection and review of governmental requirements. In addition, management has completed a lease transaction on a property in St. Maarten for a 36,000 square-foot store and has agreed to terms and is awaiting business license approval in Aruba for a 27,000 square-foot store, both in the Netherlands Antilles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview--Store Openings."

  Mid-Sized Format. The average size of the Company's eleven stores is approximately 29,300 square feet, while the traditional warehouse stores found in the United States average approximately 115,000 square feet. The Company has developed three store "footprints" based on a 27,000, 36,000 and 42,000-square-foot facility, which is adaptable from anywhere between 25,000 to 45,000 square feet. The Company's prototype was developed in consultation with architects and designers who helped design many of the warehouse stores operating in the United States today. The prototypes were used in the construction of the two stores in Fiji, the store in St. Thomas and Curacao, and the stores under development.

  Site Selection. The Company believes that the reduced size of its stores, as compared to typical large-format discount retailers, will enable it to operate profitably in markets far less populated than typical warehouse clubs. The Company chooses potential store sites by comparing the demographics of its current store base to the demographics of the target market.

  Because of the unavailability of detailed demographic studies by third-party consultants, the Company's market analysis is performed in-house. The Company compares the results of its analysis with the demographic statistics of its successful island stores. If the demographics for a targeted location compare favorably with those of its current island operations, the Company includes the target location as a potential site for expansion. Because of the unavailability of current demographics, estimates of future sales potential can vary significantly from the lack of data. See Important Factors Regarding Forward-Looking Statements--"Uncertainties Associated With Expansion Outside U.S. Territories."

  Once the Company identifies a target location as a possible site for its expansion and is satisfied with the political and regulatory environment in the target location, the Company compares the prices charged by local competitors to the prices the Company would need to charge in order to achieve an acceptable return on its investment (after factoring in cost of the product, cost of freight, duties, port charges, transportation and taxes). If the Company's market research indicates that the Company would be able to charge an adequate price for its products, the Company commences a formal search for a suitable store site. Desirable attributes of suitable sites include a central location in a population center of at least 40,000, sufficient space for the Company's facility, including parking and loading docks, access to utilities and acceptable geological conditions for successful construction.

  Store Openings. The Company prefers to lease its facilities, which are generally built to Company specifications. To this end, the Company has developed a standard lease that it uses as a starting point for its lease negotiations with each potential landowner/developer. The Company routinely negotiates a 10-year lease with at least two five-year renewal options. The Company typically does not incur construction expenses for the building itself, however, the Company provides each developer with construction specifications and a project timeline. The Company plans to source construction materials for its buildings to help control lease costs and ensure building quality. The Company estimates that it takes approximately eight months from execution of the lease to store opening. The use of the Company's prototype plans helps ensure that the building will be properly configured for installation of the Company's fixtures. The refrigeration equipment will be installed under the supervision of the equipment vendor, with the Company's crew installing other equipment. The Company anticipates that in fiscal 1999 its required investment to open a new store will be approximately $1.8 million, including approximately $250,000 for opening expenses, $800,000 for store fixtures and equipment and $750,000 for inventory. The Company expects to carry approximately $1.5 million of inventory, including $300,000 of inventory in transit. Typically, 50% of the Company's inventory is vendor-financed, resulting in a $750,000 average per-store inventory investment by the Company.

  The new St. Thomas store, which opened in June 1998, has been constructed at a total estimated cost of $2.9 million, including $600,000 for furniture, fixtures and equipment. The former St. Thomas store has been closed and the equipment and inventories will be relocated to the St. Maarten and Aruba stores under development. In addition to the new St. Thomas store, which was built and is owned by the Company, the St. Maarten store will also be built and owned by the Company. To finance the construction of the St. Maarten store, which is estimated to cost $3.0 million, a construction loan of $2.0 million is currently being negotiated. The Company generally does not intend to own the land or buildings for its stores. To the extent, however, that the Company believes it to be advantageous to purchase land for new store sites or to construct new store buildings, the Company may use its cash resources or existing financing sources during the construction period and subsequently attempt to obtain permanent financing after the stores are opened. The ability of the Company or its potential future landlords to secure financing for new stores is subject to the availability of commercial real estate loans; failure to secure adequate financing on a timely basis would delay or potentially prevent new store openings.

Store Economics

  The Company benefits from attractive store-level economics and favorable returns on investment at its island stores, which it believes will help drive and support its planned expansion. The Company's seven island stores open during all of fiscal 1998 generated annual average net sales of approximately $17.6 million, average net sales per square foot of $596, average annual per store contribution of approximately $993,000 and average annual per store contribution before depreciation of approximately $1.1 million. The average investment in buildings, equipment and leasehold improvements as of December 27, 1998 in the seven island stores was approximately $1.4 million. The average investment in inventory, net of accounts payable of approximately 50%, was $750,000 at December 27, 1998. The store contribution return on average island investment for fiscal 1998 was 46%.

Merchandising

  Store Layout. The Company has incorporated into its prototype store many standard features found in domestic warehouse clubs that had been previously unused in most island markets. Store layout and interior designs were planned and calculated using computer models, with the goal of maximizing the sales per square foot and providing uniformity among the stores. Further, the Company believes that its use of loading docks, comparatively large freezer and refrigeration space with state-of-the-art equipment, efficient shelving and display racks, computerized cash registers and inventory tracking systems, and multiple checkout lanes helps give it a competitive advantage over its island competitors. Additionally, because of the damage often caused by severe weather in its island markets, the Company has designed its prototype to withstand the severe wind and heavy rain associated with hurricanes, typhoons and tropical storms.

  The Company has used considerable care in developing its store layout, which features a logical flow to encourage shopping of all departments. Customers enter through large roll-up metal doors and utilize a large shopping cart or, in some instances, a rolling flat-bed cart for purchases in larger sizes or quantities. All items are within easy reach on the floor or, because of the Company's reduced store size, on a shelf above the sales floor. When ready for check out, the customer proceeds to the check-out area in the front of the store, which usually features 10 lanes. During a typical store visit, the average customer will spend approximately $50. Various forms of payment are accepted, including food stamps and debit and credit cards, and credit is extended to some local businesses and government agencies. Utilizing a no-frills approach, the stores display items in steel racking, usually on the vendor's pallets or in open cases, to maximize warehouse space and minimize labor costs. In-store signage reinforces the basic value image, while stores generate customer excitement through the use of end-cap displays featuring new merchandise and special promotions, food demonstrators offering product samples, and ongoing introduction of new items.

  The Company has also attempted to minimize costs through the design of its prototype. The Company does not use expensive fixtures such as floor tiles and false ceilings, and thereby lowers construction and maintenance costs. In addition, the Company's refrigeration supplier has designed specialized refrigeration units using modern equipment that allows for cost-effective monitoring, maintenance and repair, and keeps energy costs to a minimum. The Company has also developed standardized construction specifications. As a result of the Company's planned expansion and through extensive negotiations with suppliers, the Company has achieved competitive prices on its building materials, such as metal exterior panels, building components, store equipment and shelving, thus allowing the Company to control material costs on a per-facility basis and help ensure uniformity of materials throughout its facilities while reducing the Company's lease expenses.

  Product Categories. The Company typically carries approximately 2,500 stock-keeping units ("SKUs"), compared to the 3,500 to 5,000 SKUs estimated by industry sources to be carried by traditional warehouse clubs. The stores do not have certain departments found in most large-format warehouse clubs, such as apparel, automobile tires and prescription drugs. All stores feature the following main product categories:

    Food-Perishables. Meat, produce, deli, dairy and frozen items represent approximately 28% of a typical store's net sales. The "reach-in" freezers and coolers are substantially larger than those found in the stores of most of the Company's local island competitors.

    Food-Nonperishables. Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 42% of a typical store's net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

    Nonfood. Other nonfood items comprise the remaining 30% of a typical store's net sales, and include tobacco, sundries, health and beauty, office, hardware, electronics, housewares, furniture and sporting goods.

  Purchasing. The Company balances its product mix by providing popular U.S. brand names together with local ethnic items found in each island region. Approximately one-third of the Company's items are produced locally or purchased through local suppliers in each market. Offering locally purchased merchandise enables the Company to better serve its island customers and offer an innovative variation to the warehouse store format. Store managers are able to purchase product that may be available only on their particular islands. The Company's buyers monitor sales and inventory levels on a daily basis from all of the Company's stores, which allows the Company to quickly spot product trends and discontinue slow-moving products. Moreover, in an effort to cater to retail customers who generally purchase products for home use, the Company carries products in various product sizes, including single packages, "bulk packages" and mid-sized "value-packs." This strategy differs from traditional warehouse clubs, which typically stock only products in bulk quantities to satisfy their wholesale client base. The Company purchases merchandise from manufacturers and suppliers on a purchase order basis exclusively.

  Pricing. The Company strives to be the "low price leader" for the markets it serves. The Company does not charge its customers a membership fee, which allows all consumers to receive the benefits of the Company's value-pricing philosophy. The Company provides everyday low prices that are often lower than regular prices offered at most retailers, such as grocery stores, and are generally intended to be slightly lower than those offered by mass merchant discount retailers, such as Wal-Mart and Kmart, that operate in some of the Company's island markets. In order to ensure that the Company has the lowest prices available in a particular market, the Company regularly compares prices and products being offered by the Company's local competitors. Generally, given the economic efficiencies the Company can bring to bear with its ability to purchase product at larger quantities as well as its efficient distribution system that allows it to take advantage of optimal freight and transportation costs, the Company has a competitive advantage when pricing most of its products compared to local competition. However, if the comparison of local competitors' prices discloses that the Company's prices exceed those of its local competition, store managers have the authority to reduce prices to remain competitive. This decentralization of pricing decisions allows the Company to respond quickly and efficiently to competitive challenges in each of its island markets.

Operations

  Distribution and Inventory Management. The Company typically buys directly from manufacturers in large quantities (full truck loads whenever possible). The Company currently uses three distribution facilities: a Company-operated facility in Union City, California and independently operated facilities in Port Everglades, Florida and Auckland, New Zealand. The Company has no written agreements with these distribution facilities, but instead has month-to-month service relationships. Prices are on a per-pallet basis and are based on volume. At each distribution facility, merchandise is received, consolidated and crossdocked, and ultimately shipped in fully loaded containers to the Company's stores. Each store has a "lane" designated to it in the depot; when a full container load is queued into the lane, it is loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Management has significant experience and long-term relationships with steamship lines and, with its present volume, has negotiated what it believes to be competitive transportation rates. The Company does not have a warehouse, but controls inventory levels in stores by maintaining sufficient back stock in stores combined with efficient cross-dock facilities. For perishable items, the Company uses independently operated consignment depots that are for the Company's exclusive use. Each supplier of perishable items, such as meats, frozen foods, fruits and vegetables, pays a storage charge for use of such depots based upon the amount of space used for storage of each supplier's goods. The Company gives its suppliers of perishable items notice of its projected supply needs, and these suppliers deliver product to the depots. However, the Company does not accept delivery of the product, nor is it responsible for payment, until it places a final order. Once the final order is placed, the goods are removed from the consignment depot and loaded onto refrigerated shipping containers located at the consignment depots, at which point the goods are deemed delivered. The Company then transports the shipping containers to the nearest port for shipment to its island stores. By using this procedure, the Company minimizes loss of perishable product due to over-orders because it does not "purchase" the goods until it is certain of the needs of its stores.

  Operating Systems. The Company believes that its operating systems provide a competitive advantage over local retailers. Each Company store is outfitted with adjustable metal shelving that allows the Company to vary the display of its product based on each location's specific consumer needs. Each island store has backup generators designed to protect perishables and the store's security system during disruption of electric service caused by severe weather conditions that can occur in island markets. The Company has designated the Sonora, California store as a testing facility to test various store layouts and display patterns, which enables management to review and monitor various store designs and innovations before they are implemented in island locations. In its new stores, the Company will utilize a specialized refrigeration system comprised of several, smaller compressor rather than one large one. Because the system uses many different compressors, the loss of one compressor does not shut down the entire refrigeration system. At the first indication of system failure, the refrigeration supplier notifies a local service provider, who visits the Company's facility and replaces the faulty component. This system also helps minimize the loss of product associated with damaged refrigeration units.

  Management Information Systems. The Company considers management information systems to be a key component of its strategic plan. The Company tracks all inventory movement, sales and purchase orders by SKU number, vendor number, store and date. The Company currently uses electronic point-of-sale equipment in all stores, and in the depot located in Union City, California. All data from each location is sent via modems, or the Internet, to the computer system located at the Company's corporate headquarters in Bellevue, Washington. The Company implemented a new corporate computer system on January 31, 1999, which has enhanced, extended and improved the data capabilities of its systems. The Company is developing the specifications for integrated systems to support automatic replenishment of inventory and supplies, and to further improve profiling sales and purchasing trends. The Company implemented changes in 1998 to its software to handle multi-currency and multi-measurement inventory and purchase order functions. The Company believes that its current computer systems will support anticipated growth at least through fiscal 2002. In order to maintain its competitive advantage in its chosen markets, the Company uses a corporate-wide intranet and the Internet, which allows for quick responses to ever-changing customer needs and local retail opportunities. The ability to quickly and consistently communicate between headquarters and store locations is necessary when stores are located in such remote locations. The Company's expansion plans anticipate continued use of the intranet and the Internet to connect its stores, thereby decreasing communication costs. The Company plans to integrate new applications aimed at providing enhanced services, data analysis and improved customer service, thus raising office and store productivity. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, there can be no assurance that the Company will not experience systems failure or interruptions, which could have a material adverse effect on the Company's business, financial condition and operating results. See "Important Factors Regarding Forward-Looking Statements--Dependence on Systems; Year 2000 Compliance."

  Employee Organization, Training and Compensation. Management of each store generally consists of a store manager, two assistant managers and one or more department managers, depending on the store. Typically, the department managers are assigned to two categories: merchandising and administrative. The merchandising manager oversees the training and day-to-day operations of the stockers, forklift operators and receiving clerks. The administrative manager oversees the training and day-to-day operations of the vault clerks, cashiers and security personnel, if applicable.

  In order to meet its expansion goals, the Company believes it will need to hire approximately 45 employees for each new store. The Company's goal is to hire most of those employees from the island markets, thus creating job opportunities for local residents. The Company attempts to promote its store managers internally. The Company requires its store managers to complete an approximately six-month training program in the Company's store in Tamuning, Guam, which is used as a training facility for potential managers. New store employees initially receive one to two weeks of training, which typically includes working alongside individuals in comparable positions before working without direct supervision. The Company has found that such on-the-job training, together with the use of detailed operating and training manuals, is an effective way to introduce new employees and managers to the Company's systems and procedures.

  The Company strives to attract and retain highly motivated, performance-oriented employees and managers by offering competitive compensation, including bonus programs based on their performance. Store managers participate in a manager bonus program that ties compensation awards to the Company's overall profits. In addition, all store employees are eligible to participate in an incentive plan whereby they receive monthly bonuses for increased store sales and control of inventory shrink expense. Although the Company believes that it generally pays its employees above-market wages and is thereby able to attract and retain high-quality employees, it further believes that island wages are generally lower than mainland wages and thus result in comparatively lower labor costs.

  Local service providers are also trained in the maintenance and repair of the Company's refrigeration and air-conditioning systems. The Company and its refrigeration supplier send crews to facilities during the construction phase to install these systems. These crews work with local electricians, training them in the operation and installation of the Company's systems. Thus, when repairs are necessary, the Company may opt to use a local vendor rather than incur the expense and time involved in using a service person from either the U.S. mainland or New Zealand.

Customer Service

  The Company brings to its island markets a commitment to customer service that it believes gives it a competitive advantage in each of the local markets it serves. The Company's store layout is designed to maximize floor space used for selling product as well as to give customers a spacious feel while shopping. Various forms of payments are accepted, including food stamps and credit and debit cards, and credit is extended to some local businesses and government agencies. The Company has a 30-day, no-questions-asked return policy. Each of the Company's stores has approximately 10 checkout lanes, which allows for quick and efficient shopping. Each store features a customer desk where customers can have questions answered, usually by a management team member. In addition, employees are trained to help customers locate store products.

Marketing and Advertising

  The Company generally relies on word-of-mouth advertising in order to save on advertising and marketing costs and pass on the savings to its customers. The Company currently spends less than 0.2% of net sales on advertising, and in the past has utilized coupon books, direct mail advertising and newspaper advertisements.

Competition

  The warehouse club and discount retail businesses are highly competitive. The Company historically has faced significant competition from warehouse clubs and discount retailers such as Wal-Mart, Kmart Corporation ("Kmart") and Costco in Hawaii and Kmart in the U.S. Virgin Islands and Guam. The Company's competition also consists of regional and smaller discount retailers and other national and international grocery store chains. Some of the Company's competitors have substantially greater resources, buying power and name recognition than the Company. The Company is targeting expansion in additional island markets that it believes are underserved by existing retailers. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While the Company expects that the size of many of the markets in which it operates or expects to enter will deter entry by most of its larger competitors, there can be no assurance that the Company's larger competitors will not decide to enter these markets or that its smaller competitors will not compete more effectively against the Company. The Company's gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores. The Company may be required to implement price reductions in order to remain competitive should any of its competitors reduce prices in any of its markets. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. See "Important Factors Regarding Forward-Looking Statements--Competition."

Trademarks

  The Company has been granted federal registration of the name and stylized logo "Cost-U-Less."

Governmental Regulation

  The Company is subject to various applicable laws and regulations administered by federal, state and foreign regulatory authorities, including, but not limited to, laws and regulations regarding tax, tariffs, zoning, employment and licensing requirements. Additionally, as the Company pursues future expansion in foreign countries, the Company's operations will be subject to additional foreign regulatory standards involving corresponding laws and regulations, in addition to customs, duties and immigration laws and regulations. Changes in the foregoing laws and regulations, or their interpretation by agencies and the courts, occur from time to time. While the Company believes that it presently complies in all material respects with such laws and regulations, there can be no assurance that future compliance will not have a material adverse effect on the Company's business, financial condition and operating results. See "Risk Factors--Risks Associated With Island and International Operations."

Employees

  As of March 20, 1999, the Company had 36 full-time employees at its corporate headquarters in Bellevue, Washington, and 11 employees at its main distribution facility in Union City, California. In total, the Company employs approximately 450 people worldwide. None of the Company's employees are covered by collective bargaining agreements.

Important Factors Regarding Forward-Looking Statements

  You should carefully consider the following factors regarding forward-looking statements and other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

 Risks Associated With Island and International Operations

  The Company's net sales from island operations represented approximately 94% of the Company's total net sales for fiscal 1998. The Company expects that its island and future international operations together will continue to account for nearly all of its total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to the Company's ability to manage its operations.

  Difficult Transportation Environment. The Company's island locales require the transportation of products over great distances on water, which results in
(i) substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to potential damage to, or destruction of, ships or containers delivering the Company' s goods, (iii) tariff, customs and shipping regulation issues, and (iv) substantial ocean freight and duty costs. Moreover, only a limited number of transportation companies service the Company's regions, none of which has entered into a long-term contract with the Company. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or any other disruption in the Company's ability to transport its merchandise could have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Operations."

  Isolation of Store Operations From Corporate Management; Increased Dependence on Local Managers. The Company's headquarters and administrative offices are located in Bellevue, Washington; however, ten of the Company's eleven stores and a majority of its employees are located on remote islands. Although the Company invests resources to hire and train its on-site managers, the inability of the Company's executives to be physically present at the Company's current and planned store sites on a regular basis may result in (i) an isolation of store operations from corporate management and an increased dependence on store managers, (ii) a diminished ability to oversee employees, which may lead to decreased productivity or other operational problems, (iii) construction delays or difficulties caused by inadequate supervision of the construction process, and (iv) communication challenges. The Company will need to invest significant resources to update and expand its communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on the Company's business, financial condition and operating results. See "-- Business--Operations."

  Weather and Other Risks Associated With Island Operations. The Company's operations are subject to the volatile weather conditions and natural disasters characteristic of the island markets in which the Company's stores are located, which could result in delays in construction or result in significant damage to, or destruction of, the Company's stores. In addition, island operations involve uncertainties arising from (i) local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services, (ii) the ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections in remote and often undeveloped regions, (iii) political, military and trade tensions, (iv) currency exchange rate fluctuations, (v) local economic conditions, (vi) longer payment cycles,
(vii) difficulty enforcing agreements or protecting intellectual property, and
(viii) collection of debts and other obligations in foreign countries. There can be no assurance that the Company will be able to devote the resources necessary to meet the challenges posed by island operations; any failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Expansion Plans."

  Uncertainties Associated With Expansion Outside U.S. Territories. As of March 2, 1999, eight of the Company's stores are located in U.S. territories (the "U.S. Territories") and foreign island countries throughout the Pacific and Caribbean. The Company's future expansion plans involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those currently encountered by the Company, including risks associated with being further removed from the political and economic systems in the United States. The Company does not currently engage in currency hedging activities. The Company believes that because its future expansion includes numerous countries and currencies, its exposure from any one currency devaluation would not significantly affect operating results. The Company operates two new stores in Fiji, which was subject to a nonviolent military coup in 1987, led by the country's current prime minister and experienced a 30% devaluation of its currency during 1998 in relation to the U.S. dollar. Although the Fijian government adopted a new constitution in 1997, there can be no assurance that further political and economic changes in Fiji will not have a material adverse effect on the Company's business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations, and specifically those associated with the Company's Fijian stores, could have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Expansion Plans."

  Governmental Regulations. Governmental regulations in foreign countries where the Company plans to expand its operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of the Company's operations. Additionally, the Company's ability to compete may be adversely affected by foreign governmental regulations that encourage or mandate the employment of citizens of, or purchase of supplies from vendors in a particular jurisdiction. The Company may also be subject to taxation in these foreign jurisdictions, and the final determination of its tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. There can be no assurance that any of these risks will not have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Governmental Regulation."

 Ability to Manage Growth

  The Company intends to pursue an aggressive growth strategy, the success of which will depend to a significant degree on the Company's ability to (i) expand its operations through the opening of new stores, (ii) operate new stores on a profitable basis, and (iii) maintain positive comparable store net sales. The Company currently operates eleven stores and plans to open an additional 23 new stores by the end of the year 2002, which represents a significant increase in the number of stores opened and operated by the Company. Although in prior years the Company opened new stores on a fairly rapid schedule, it has not done so in foreign island markets at such a rapid pace. Moreover, to date, the Company has never opened more than four stores in any given fiscal year and has no operating experience in most of the markets in which it expects to open new stores. These new markets may present operational, competitive, regulatory and merchandising challenges that are different from those currently encountered by the Company. There can be no assurance that the Company will be able to adapt its operations to support these expansion plans or that the Company's new stores will be profitable.

  The Company's ability to open new stores on a timely basis will also depend on a number of factors, some of which may be beyond the Company's control, including the ability to (i) properly identify and enter new markets, (ii) locate suitable store sites, (iii) negotiate acceptable lease terms, (iv) construct or refurbish sites, and (v) obtain necessary funds on satisfactory terms. Additionally, the Company relies significantly on the skill and expertise of its on-site store managers. The Company will be required to hire, train and retain skilled managers and personnel to support its growth, and may experience difficulties locating store managers and employees who possess the training and experience necessary to operate the Company's new stores, including the Company's management information and communications systems, particularly in island markets where language, education and cultural factors may impose additional challenges. Further, the Company has encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences and local political issues associated with the regulatory and permitting processes in the island markets in which the Company intends to locate its stores. There can be no assurance that the Company will be able to open the planned number of new stores according to its store-opening schedule or that it will be able to continue to attract, develop and retain the personnel necessary to pursue its growth strategy. Failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

  The Company also will need to continually evaluate the adequacy of its existing systems and procedures, including store management, financial and inventory control and distribution systems. Moreover, as the Company grows, it will need to continually analyze the sufficiency of its distribution depots and inventory distribution methods and may require additional facilities in order to support its planned growth. There can be no assurance that the Company will anticipate all the changing demands that its expanding operations will impose on such systems. Failure to adequately update its internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-- Business Strategy" and "--Expansion Plans."

 Small Store Base

  The Company opened its first store in 1989, opened a total of 18 stores through March 1999, and presently operates eleven stores. From December 1994 to June 1997, the Company closed six stores, which adversely affected the Company's operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a decline in profitability, or (iii) the Company's general and administrative expenses increase to address the Company's expanded operations, the effect on the Company's operating results would be more significant than would be the case if the Company had a larger store base, and could have a material adverse effect on the Company's business, financial condition and operating results. Although the Company believes that it has carefully planned for the implementation of its expansion program, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Overview," "--Properties."

 Competition

  The warehouse club and discount retail businesses are highly competitive. The Company currently competes in several of its markets against other warehouse clubs and discount retailers, including Costco, Kmart and Wal-Mart. The Company's competition also consists of regional and smaller discount retailers and other national and international grocery store chains. Some of the Company's competitors have substantially greater resources, buying power and name recognition than the Company. While the Company expects that the size of many of the markets in which it operates or expects to enter will deter entry by most of its larger competitors, there can be no assurance that the Company's larger competitors will not decide to enter these markets or that its smaller competitors will not compete more effectively against the Company. The Company's gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores. The Company may be required to implement price reductions in order to remain competitive should any of its competitors reduce prices in any of its markets. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. See "--Business--Competition."

 Dependence on Key Personnel

  The Company's success depends in large part on the abilities and continued service of its executive officers and other key employees, including Michael
J. Rose, the Company's founder, Chairman of the Board, President and Chief Executive Officer, Allan C. Youngberg, the Company's Vice President-Chief Financial Officer, Secretary and Treasurer and Terence R. Buckley, the Company's Director of Pacific Expansion. None of the Company's executive officers or key employees, including Messrs. Rose, Youngberg and Buckley, are subject to employment agreements that would prevent them from leaving the Company. In addition, the Company does not currently carry key-man life insurance. There can be no assurance that the Company will be able to retain the services of such executive officers and other key employees, the loss of any of whom could have a material adverse effect on the Company's business, financial condition and operating results.

 Decreases in Sales; Fluctuations in Comparable Store Sales

  Although sales increased 7.2% in 1998 over 1997, net sales in fiscal 1997 declined $9.9 million, or 7.4%, to $124.9 million from $134.8 million in the prior year and in fiscal 1996 declined $4.9 million, or 3.5%, to $134.8 million from $139.7 million in the prior year. The decline in 1997 was primarily due to store closures in the continental United States and to a slight decline in comparable store sales, largely attributable to the Hawaii market. The decline in 1996 was primarily due to the comparison between a 52-week year in 1996 and a 53-week year in 1995 and to the closure of one store; comparable store sales were also down as a result of the opening of a second Guam store.

  A variety of factors affect the Company's comparable store sales, including, among others, actions of competitors (including the opening of additional stores in the Company's markets), the retail sales environment, general economic conditions, weather conditions and the Company's ability to execute its business strategy effectively. In addition, the Company's expansion may result in opening additional stores in markets where the Company already does business. The Company has experienced a reduction in sales at an existing Company store when a new Company store was opened in the same market. The Company's comparable store sales increases (decreases) over the prior period were (4.9)%, (0.5)% and 9.9% in fiscal 1996, 1997 and 1998, respectively.
These factors may result in future comparable store sales increases that are lower than those experienced in fiscal 1998. Moreover, there can be no assurance that comparable store sales for any particular period will not decrease in the future. Changes in the Company's comparable store sales could cause the price of the Common Stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

 Impact of General Economic Conditions

  The success of the Company's operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and Gross Domestic Product levels in each of its island markets, taxation, consumer spending patterns and customer preferences. There can be no assurance that consumer spending in the Company's markets will not be adversely affected by these factors, thereby affecting the Company's growth, net sales and profitability. A decline in the national or regional economies of the United States and the U.S. Territories where the Company currently operates or any foreign countries in which the Company currently or will operate could have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

 Dependence on Systems; Year 2000 Compliance

  As the Company expands, it will need to upgrade or reconfigure its management information systems. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, it may experience systems failures or interruptions which could have a material adverse effect on its business, financial condition and operating results. The Company's business is highly dependent on communications and information systems, primarily systems provided by third-party vendors. Any failure or interruption of the Company's systems or systems provided by third-party vendors could cause delays or other problems in the Company's operations, which could have a material adverse effect on the Company's business, financial condition and operating results. Such failures and interruptions may result from the inability of certain systems (including those of the Company and, in particular, of third-party vendors to the Company) to recognize the Year 2000. The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. If not addressed, the direct result of the Year 2000 issue could be a system failure or miscalculations, causing disruption of operations, including a temporary inability to process customer transactions, order merchandise, accurately track inventory and revenue, or engage in similar normal business activities.

  The Company has substantially completed the necessary changes to its systems and has planned to complete steps necessary to be fully Year 2000 compliant by July 1, 1999. The most significant of which was the upgrading of its corporate computer hardware and operating systems that was completed on January 31, 1999. The Company's failure to implement its Year 2000 corrections in a timely fashion or in accordance with its current cost estimates, or the failure of third-party vendors to correct their Year 2000 problems, could have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" and "--Business--Operations."

 Control by Directors and Executive Officers

  The Company's directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 34.4% of the outstanding shares of Common Stock. As a result, the Company's directors and executive officers, acting together, are able to significantly influence and may be able to control many matters requiring approval by the Company's shareholders, including, without limitation, the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership and voting power may have the effect of accelerating, delaying or preventing a change in control of the Company or otherwise affect the ability of other shareholders to influence the policies of the Company.

 Antitakeover Considerations

  Pursuant to the Company's Restated Articles of Incorporation (the "Restated Articles"), the Company's Board of Directors has the authority, without shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the Company's shareholders. The Company's Restated Articles and Bylaws also provide for a classified board and special advanced notice provisions for proposed business at annual meetings. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company, even if shareholders may consider such a change in control to be in their best interests. In addition, Washington law contains certain provisions that may have the effect of delaying, deferring or preventing a hostile takeover of the Company.

  On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company's Common Stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire the Company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer.

Item 2. Properties

  The Company currently leases all existing store locations, except its store in St. Thomas, which the Company owns. The stores average approximately 29,300 square feet and range in size from approximately 22,000 square feet to approximately 39,000 square feet. The store leases typically have a term of 10 years with options to lease for an additional 10 years and typically are net leases. Two leases have fixed rental rates, and the other leases have scheduled rental increases, either in fixed increments or based on the consumer price index. With the exception of the Sonora store which opened in an existing facility, all of the Company's stores have been built to Company specifications.

                                           Approximate
                                             Square     Lease                      Options to
Location                    Date Opened      Footage     Term    Expiration Date     Extend
--------                    -----------    ----------- --------  ---------------   ----------
Dededo, Guam............ May 1, 1992         31,200    10 years May 1, 2002         10 years
Hilo, Hawaii............ August 27, 1992     23,000    15 years August 31, 2006     10 years
Kapaa, Kauai............ March 18, 1993      22,000    10 years November 15, 2002   10 years
St. Thomas, USVI........ June 25, 1998       36,000    20 years September 30, 2017  30 years
Sonora, CA.............. January 27, 1994    23,150    10 years January 1, 2004     10 years
St. Croix, USVI......... November 3, 1994    26,210    10 years November 1, 2004    10 years
Tamuning, Guam.......... March 15, 1995      35,000    15 years March 1, 2010       10 years
Pago Pago, American
 Samoa.................. March 20, 1995      32,055    10 years February 28, 2005   15 years
Nadi, Fiji.............. July 2, 1998        25,000    10 years March 1, 2008       20 years
Suva, Fiji.............. November 12, 1998   30,000    10 years November 1, 2008    10 years
Curacao, Netherlands
 Antilles............... March 2, 1999       38,711    10 years February 1, 2009    10 years

  The Company has entered into an agreement to lease land in St. Maarten, Netherlands Antilles where it will build a 36,000 square foot store. The lease has a 25-year term with an option to extend for an additional 30 years. The Company has also agreed to terms for a lease for a build-to-suit store in Aruba, Netherlands Antilles, and is awaiting approval of its business license before executing the Lease. The store will be 27,000 square feet and will be built to Company specifications. The lease has a 10-year term with options to extend for an additional 10 years.

  The Company leases approximately 6,000 square feet of office space for its headquarters in Bellevue, Washington, which lease expires on April 30, 2000. The Company subleases approximately 2,000 additional square feet at its headquarters in Bellevue on a month-to-month basis. The Company leases approximately 40,000 square feet for its distribution facility in Union City, California, which lease expires on December 31, 1999. The Company also leases approximately 430 square feet of office space in Auckland, New Zealand. Such lease term will expire on July 1, 1999, but can be renewed thereafter on a month-to-month basis. The Company believes that its corporate offices and distribution facilities will be sufficient to meet the Company's needs through the end of fiscal 1999. The Company expects it will be able to renew the Bellevue, Washington and Union City, California leases annually; however, the Company believes it will be able to find suitable replacement facilities if either facility lease is not extended.

Item 3. Legal Proceedings

  The Company may be subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that any pending legal matters will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 27, 1998.

                                    PART II

Item 5. Market for Company's Common Stock and Related Shareholder Matters

  The Company's Common Stock is traded on the Nasdaq National Market (symbol "CULS"). The number of shareholders of record of the Company's Common Stock at March 20, 1999, was 3,539,961.

  High and low sales prices for the Company's Common Stock for the periods indicated since July 23, 1998, the date the Common Stock began trading, are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                     Stock Price
                                                                     -----------
          Year                                                       High   Low
          ----                                                       ----- -----
   Fiscal 1998 (ended December 27, 1998)
     Third Quarter (from July 23, 1998)............................. 7.125 3.750
     Fourth Quarter................................................. 7.250 3.875

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

  On July 23, 1998, the Commission declared effective the Company's Registration Statement on Form S-1 (Registration No. 333-52459) as filed with the Commission in connection with the Company's Initial Public Offering. The date of commencement of the Initial Public Offering was July 23, 1998. Of the $7,797,000 in net proceeds received by the Company upon consummation of the Offering, approximately $4 million was used to pay off the outstanding balance under the Company's line of credit with Seafirst Bank. The remaining net proceeds were invested in a money market account with Bank of America.

  Concurrent with the Initial Public Offering, the Company sold 160,000 shares of Common Stock at $7.00 per share, in the Concurrent Reg. S Placement to Kula Fund, in reliance on the exclusion from registration provided by Regulation S under the Securities Act of 1933, as amended. As part of the Concurrent
Reg. S Placement, the Company also sold to Kula Fund, for nominal consideration, a warrant to purchase 117,000 shares of Common Stock at an exercise price equal to $8.40 per share (120% of the per share price in the Initial Public Offering), which warrant contains standard net issuance provisions and is exercisable at any time until July 23, 2002. The net proceeds of approximately $908,000 from the Concurrent Reg. S Placement were invested in a money market account with Bank of America.

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's fiscal year ends on the last Sunday in December. All years represent 52-week fiscal years except fiscal 1995 was a 53-week fiscal year.

              Selected Consolidated Financial and Operating Data
     (in thousands, except per share data, average sales per square foot, number of stores and percentage data)

                                       Fiscal Year Ended
                          ---------------------------------------------------
                          Dec. 25,  Dec. 31,   Dec. 29,   Dec. 28,   Dec. 27,
                            1994      1995       1996       1997       1998
                          --------  --------   --------   --------   --------
Income Statement Data:
Net sales...............  $117,204  $139,652   $134,820   $124,865   $133,861
Gross profit............    16,351    19,477     20,996     20,468     22,324
Operating Expenses:
 Store..................    10,512    14,949     15,843     14,543     15,100
 General and
  administrative........     2,210     2,728      3,039      3,225      4,139
 Store opening..........       643       600          0        327        747
 Store closing..........       840       400        918      1,346        238
Operating income........     2,146       800      1,196      1,027      2,100
Interest expense, net...      (160)     (555)      (605)      (427)      (257)
Other income (expense)..       176       150          0        (40)       (10)
Income before income
 taxes..................     2,162       395        591        560      1,833
Income tax provision
 (benefit)..............       982       145        221        197        640
Net income..............  $  1,180  $    250   $    370   $    363   $  1,193
Earnings per common
 share:
 Basic..................  $   0.59  $   0.13   $   0.19   $   0.18   $   0.45
 Diluted................  $   0.53  $   0.11   $   0.17   $   0.17   $   0.43
Weighted average common
 shares outstanding,
 assuming dilution......     2,210     2,198      2,147      2,124      2,759
Selected Operating Data:
Island stores:
 Net sales..............  $ 97,809  $120,010   $111,413   $111,480   $125,433
 Store contribution
  (2)...................  $  6,547  $  4,958   $  5,212   $  5,635   $  6,690
 Stores opened..........         1         2          0          0          3
 Stores closed..........         0         1          0          0          1
 Stores open at end of
  period................         6         7          7          7          9
 Average net sales per
  square foot (1)(3)....  $    699  $    547   $    535   $    536   $    596
 Comparable-store net
  sales increase
  (decrease) (1)(3).....       0.1%    (18.5)%     (5.0)%     (0.2)%     10.9%
Mainland stores:
 Net sales..............  $ 19,394  $ 19,642   $ 23,407   $ 10,684   $  6,782
 Store contribution
  (2)...................  $   (707) $   (430)  $   (415)  $   (160)  $    (94)
 Stores opened..........         3         2          0          0          0
 Stores closed..........         2         0          1          2          0
 Stores open at end of
  period................         2         4          3          1          1
 Average net sales per
  square foot (1).......  $    223  $    244   $    217   $    244   $    293
 Comparable-store net
  sales increase
  (decrease) (1)(3).....      17.6%      8.9%      (4.2)%     (3.2)%     (6.4)%
Total stores open at end
 of period..............         8        11         10          8         10
Total comparable-store
 net sales increase
 (decrease) (1)(3)......       0.9%    (15.8)%     (4.9)%     (0.5)%      9.9%
Consolidated Balance
 Sheet Data:
 Working capital........  $  4,710  $  3,429   $  3,635   $  3,814   $  9,241
 Total assets...........  $ 21,907  $ 28,525     24,856     22,815     37,217
 Line of credit.........       622     3,500      1,500        376          0
 Long-term debt, less
  current maturities....       798     2,237      1,965      1,169      2,036
 Total shareholders'
  equity................     8,704     8,957      9,327      9,670     19,596

--------
(1) Fiscal 1995 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 1995 have been adjusted to reflect a 52-week year. The Company's fiscal quarters are 13 weeks.
(2) Store contribution is determined by deducting store expenses from store gross profit.
(3) A new store becomes comparable after it has been open for a full 13 months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. In addition to historical information, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements that involve known and unknown risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Important Factors Regarding Forward-Looking Statements" and elsewhere in this Report.

Overview

 Background

  Cost-U-Less began operations in 1989 by opening a mid-sized warehouse club-style store in Maui, Hawaii. In early 1992, the Company expanded its operations by opening additional island stores in other relatively remote island locations. After experiencing success with its mid-sized store concept, the Company began experimenting in late 1992 with similar stores in various mainland markets. Over the course of a three-year period, the Company opened six mainland stores and seven island stores, but, over time, found that most of the mainland stores were not profitable and did not meet the Company's performance expectations. The Company believes that the unanticipated concurrent expansion of large discount retailers in the Company's mainland target markets, together with the substantially stronger buying power, broader name recognition, better ability to afford prime locations for new facilities (compared to the Company's use of older, abandoned buildings in less popular locations) and overall greater resources of these competitors, combined to prevent the success of the Company's mainland stores.

  The Company's store concept, however, continued to prove successful in the more remote, and in many ways more challenging, island markets. The Company therefore refocused on its core competencies in operating island stores and began closing its mainland stores. The combined operating losses attributable to mainland stores, including opening and closing expenses (but excluding any allocation for related general and administrative or interest expenses) in fiscal 1993 through 1997 totaled $5.8 million. Currently only one mainland store remains open and serves as an efficient testing ground for new operating and merchandising methods. The Company intends to retain this store while targeting its future growth on island markets. To date, the Company's island stores have been located in the Hawaiian Islands, U.S. Territories and recently, two stores were opened in Fiji in the third and fourth quarter of 1998 and a store in Curacao, Netherlands Antilles on March 2, 1999. Historically, the Company's island stores have been profitable within the first year of operation. The Company's expansion strategy focuses primarily on foreign island markets.

 Store Economics

  The Company benefits from attractive store-level economics and favorable returns on investment at its island stores, which the Company believes will help drive and support its planned expansion. The Company's seven island stores open during all of fiscal 1998 generated average per store net sales of $17.6 million, average net sales per square foot of $596, average annual per store contribution of approximately $993,000 and average annual per store contribution before depreciation of approximately $1.1 million. The Company determines store contribution by deducting store expenses from gross profit.

  The Company uses the entire interior space of its store, including receiving and office space, in calculating average net sales per square foot. In August 1995, the Company began a program aimed at increasing its gross margin. The Company (i) added higher margin items, such as fresh meat and perishables, to its product mix, (ii) negotiated lower freight rates, (iii) improved and increased item selection in its stores, including offering sizes that generate higher margins than traditional warehouse pack sizes, and (iv) emphasized local ethnic items in addition to popular U.S. brand names. As a result of this program, the Company increased its gross margin from 14.0% in fiscal 1995 to 16.7% in fiscal 1998.

  Since June 1995, the Company has also upgraded its inventory control systems by (i) adding bar code scanning at all store cash registers, receiving docks and distribution facilities, (ii) installing security cameras in some of its stores, and (iii) implementing an employee incentive program designed to reward, among other things, reductions in inventory shrink rates. Implementing these systems has reduced the Company's inventory shrink expense from 0.6% of net sales in fiscal 1995 to 0.33% in fiscal 1998.

 Distribution Facilities

  The Company receives, consolidates and loads merchandise at its distribution facilities, then ships merchandise to its island stores in fully loaded containers. The Company does not own or operate a warehouse facility and manages its in-store inventory primarily by electronically monitoring sell-through of merchandise and maintaining efficient distribution facilities. The Company's method of inventory management has enabled the Company to achieve inventory turns of 7.7 for fiscal 1998 and 1997, which represents an improvement over the 7.2 inventory turns for fiscal 1996. In-store inventory turns (excluding product in transit to stores and in the distribution facilities) were 9.5 for fiscal 1998 and 1997, compared to 8.5 for fiscal 1996.

 Store Openings

  The Company expenses store opening costs as incurred. Store opening expenses include payroll, travel and other costs incurred by the Company in connection with site selection, licensing, permitting, lease negotiations and construction supervision, as well as training for new store managers. The Company anticipates that in fiscal 1999 and 2000 its required investment to open a new store will be approximately $1.8 million, including approximately $250,000 for opening expenses, $800,000 for store fixtures and equipment and $750,000 for inventory. The Company expects to carry approximately $1.5 million of inventory, including $300,000 of inventory in transit. Typically, 50% of the Company's inventory is vendor-financed, resulting in the $750,000 average per-store inventory investment by the Company.

 Store Closings

  The Company's store closing expenses consist primarily of costs related to
(i) buying out the unexpired portion of the store lease and writing off the net book value of leasehold improvements and (ii) repairing facilities prior to their return to the lessor. The Company expenses these items in the period when the decision is made to close the store.

 Wholesale Activities

  Beginning in 1997, the Company has sold merchandise from its distribution facilities at wholesale prices to retailers that, the Company believes, resell the merchandise in markets not currently served by the Company. In fiscal 1997 and 1998, gross margin on the Company's wholesale sales averaged 10.9%. Because there are lower handling expenses associated with the Company's wholesale operations, the Company believes that these operations provide it with a profit opportunity that does not detract from its primary business of retail sales. These wholesale activities declined to $1.6 million in 1998 from $2.7 in 1997. To reverse this trend, the Company added a new department manager in February 1999 to develop new business by targeting both new and existing relationships.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain consolidated income statement data.

                                                    Fiscal Year Ended
                                          --------------------------------------
                                          December 29, December 28, December 27,
                                              1996         1997         1998
                                          ------------ ------------ ------------
   Net sales.............................    100.0%       100.0%       100.0%
   Gross profit..........................     15.6         16.4         16.7
   Operating Expenses:
     Store...............................     11.7         11.6         11.3
     General and administrative..........      2.3          2.6          3.1
     Store opening.......................      --           0.3          0.5
     Store closing.......................      0.7          1.1          0.2
   Operating income......................      0.9          0.8          1.6
   Interest expense......................     (0.5)        (0.3)        (0.2)
   Income before income taxes............      0.4          0.5          1.4
   Income tax provision..................      0.1          0.2          0.5
   Net income............................      0.3%         0.3%         0.9%

 Fiscal 1998 Compared to Fiscal 1997

  Net Sales. Net sales in fiscal 1998 increased $9.0 million, or 7.2%, to $133.9 million from $124.9 million in the prior year. The increase was primarily due to same store sales increase of 9.9%, which was offset by the loss of sales from two closed stores in 1997 that exceeded the sales gain from two new stores in 1998, and further offset by a decrease in wholesale sales from $2.7 million in 1997 to $1.6 million in 1998.

  Gross Profit. Gross profit increased to $22.3 million from $20.5 million, which resulted from the same store sales gains and an increase in gross margin. Gross margin increased to 16.7% in fiscal 1998 from 16.4% in fiscal 1997. The increase in gross margin was due to the closure of two low-margin mainland stores in 1997, increased sales in higher-margin departments such as the fresh meat and perishable departments, and decreased distribution costs resulting from a higher volumes.

  Store Expenses. Store expenses increased $557,000, or 3.8%, to $15.1 million from $14.5 million, and decreased as a percentage of net sales to 11.3% from 11.6%. The increase in dollars and reduction in percentage of net sales was primarily due to the sales increases at existing stores.

  General and Administrative Expenses. General and administrative expenses increased $914,000, or 28.3%, to $4.1 million from $3.2 million, and increased as a percentage of net sales to 3.1% from 2.6%. The increase was primarily due to an increase in the number and salaries of corporate employees resulting from the increased complexities from foreign operations and in costs directly associated with being a public company, including, but not limited, to accounting and audit fees, attorney fees, travel costs, director and officer liability premiums and administrative costs associated with investor relations activities.

  Store Closing Expenses. Store closing expenses decreased to $238,000 from $1.3 million. One store was closed in June 1998 in connection with the completion of a new store in St. Thomas. The Company closed two domestic stores in 1997. The closed store in 1998 was the Company's only island store not built to company specifications and was damaged in a hurricane in September 1995. As a result of the landlord's failure to properly repair the facility, the Company reached an agreement with the landlord for an early termination of the lease.

  Interest Expense. Interest expense declined $170,000 to $257,000 in fiscal 1998 due primarily to an increase in interest income of $96,000 from interest bearing deposits on the net Initial Public Offering proceeds received in late July 1998 and a reduction in average outstanding borrowings.

  Other Expenses. Other expenses were comprised of insurance deductibles for property and business interruption claims, including those related to the effects of Hurricane Georges in USVI in September 1998 and Typhoon Paka in Guam in December 1997.

 Fiscal 1997 Compared to Fiscal 1996

  Net Sales. Net sales in fiscal 1997 declined $9.9 million, or 7.4%, to $124.9 million from $134.8 million in the prior year. The decrease was primarily due to store closures, which reduced sales by $12.3 million, and a decline in comparable store sales of $577,000. This decrease in comparable store sales was largely attributable to the Company's Hawaii stores, for which sales decreased $1.7 million in fiscal 1997 compared to fiscal 1996. The Company believes that the decrease in sales for its Hawaii stores was primarily due to a long-term statewide recession and a significant increase in the level of competition in the Hawaii market. The decrease in net sales was partially offset by $2.7 million in wholesale sales and by a comparable store sales increase in the Company's other island stores of $1.5 million, or 1.7%.

  Gross Profit. Gross profit decreased to $20.5 million from $21.0 million, which resulted from a comparable store gross profit increase of $966,000 in fiscal 1997, offset by a $1.7 million decline in gross profit attributable to store closures in fiscal 1997. Gross margin increased to 16.4% in fiscal 1997 from 15.6% in fiscal 1996. The increase in gross margin was due to the closure of three low-margin mainland stores, increased sales in higher-margin departments such as the fresh meat and perishable departments, and decreased distribution costs in its island stores.

  Store Expenses. Store expenses decreased $1.3 million, or 8.2%, to $14.5 million from $15.8 million, and decreased as a percentage of net sales to 11.6% from 11.7%. The decrease was primarily due to a reduction in store expenses from closed stores of $2.0 million. This reduction was offset by an increase in store expenses for existing stores of $673,000, primarily from wage rate increases associated with pay raises provided by the Company to its hourly employees during the first three years of employment, the increased rate at which the Company accrues vacation pay, increased rent associated with consumer price index increases and utility usage relating to added refrigeration capabilities.

  General and Administrative Expenses. General and administrative expenses increased $186,000, or 6.1%, to $3.2 million from $3.0 million, and increased as a percentage of net sales to 2.6% from 2.3%. The increase was primarily due to an increase in the number of corporate employees hired to support the Company's planned expansion and increased accounting and tax preparation fees related to incorporation of U.S. Territory stores as wholly owned subsidiaries.

  Store Opening Expenses. The Company incurred store opening expenses of $327,000 in fiscal 1997. The Company did not incur any store opening expenses in fiscal 1996. Fiscal 1997 store opening expenses were primarily due to payroll and travel costs associated with site selection, licensing, permitting and lease negotiations for new stores.

  Store Closing Expenses. Store closing expenses increased to $1.3 million from $918,000 due to closing two stores in fiscal 1997 compared to closing one store in fiscal 1996. Accrued store closing expenses of $15,000 at December 28, 1997 were paid predominantly in the first quarter of fiscal 1998. Accrued store closing expenses of $320,000 at December 29, 1996 were paid predominantly in the first quarter of fiscal 1997.

  Interest Expense. Interest expense declined $178,000 in fiscal 1997 due to a decrease in average outstanding borrowings to $3.7 million in fiscal 1997 from $6.0 million in fiscal 1996.

  Other Expenses. Other expenses were comprised of insurance deductibles for property and business interruption claims, including those related to the effects of Typhoon Paka in Guam in December 1997.

 Fiscal 1996 Compared to Fiscal 1995

  Net Sales. Net sales in fiscal 1996 declined $4.9 million, or 3.5%, to $134.8 million from $139.7 million. The decrease was due to a number of factors. Fiscal 1996 was a 52-week year while fiscal 1995 was a 53-week year, with an additional $2.3 million in sales attributable to the extra week. In fiscal 1996, the Company closed one store, which further reduced net sales by $7.0 million, though this reduction was offset by sales increases of $9.0 million in fiscal 1996 in the four stores that the Company opened in fiscal 1995. The Company opened no new stores in fiscal 1996. Comparable store sales decreased 4.9% in fiscal 1996, primarily due to opening an additional Guam store in a neighboring town during March 1995. Excluding the original Guam store, comparable store island sales increased 1.1%, or $856,000.

  Gross Profit. The Company's gross profit increased to $21.0 million from $19.5 million. Gross margin increased to 15.6% from 14.0%. The increase in gross profit resulted from a comparable store gross profit increase of $822,000 and a $1.5 million increase from four stores opened in fiscal 1995, offset by a $758,000 loss of gross profit from a store closure at the end of fiscal 1995. The increase in gross margin was primarily due to sales in higher-margin produce and meat departments, increased selection of other higher-margin items, decreased freight and distribution costs and increased prices on non-price-sensitive items.

  Store Expenses. Store expenses increased $894,000, or 6.0%, to $15.8 million from $14.9 million and increased as a percentage of net sales to 11.7% from 10.7%. The increase was attributable to a $1.8 million increase from stores opened during fiscal 1995 and a $469,000 increase in store expenses related to increased depreciation, utilities and maintenance expenses associated with new refrigeration equipment, the increased rate at which the Company accrues vacation pay, and professional fees associated with store lease negotiations and incorporation of the island stores, offset by a $1.2 million reduction of store expenses for stores closed in fiscal 1996. The increase in store expenses as a percentage of net sales was primarily due to the effect of opening a second store in Guam during fiscal 1995, which increased total store expenses for the two Guam stores by $401,000 in fiscal 1996 compared to fiscal 1995.

  General and Administrative Expenses. General and administrative expenses increased $311,000, or 11.4%, to $3.0 million from $2.7 million and increased as a percentage of net sales to 2.3% from 2.0%. The increase was primarily due to additional personnel and costs related to four new stores opened in fiscal 1995.

  Store Opening Expenses. In fiscal 1995 the Company incurred store opening expenses of $600,000 for four new stores: one in Guam, one in American Samoa and two in California. The Company did not incur any store opening expenses in fiscal 1996.

  Store Closing Expenses. Store closing expenses increased to $918,000 from $400,000. The Company closed one mainland store in December 1996, which necessitated buying out a long-term lease, and closed the Maui, Hawaii store in December 1995. The Maui store was near the end of its lease term, and the Company did not renew the lease because of the continued recession in Hawaii and the opening of two new large-format discount retail stores in the same town. Accrued store closing expenses of $392,000 at December 31, 1995 were paid predominantly in the first quarter of fiscal 1996.

  Interest Expense. Interest expense increased $50,000 due to an increase in average outstanding borrowings to $6.0 million in fiscal 1996 from $4.4 million in fiscal 1995.

  Other Income. Other income in fiscal 1995 of $150,000 was comprised of an insurance recovery for business interruption claims related to the effects of Hurricane Marilyn in St. Thomas in September 1995.

Liquidity and Capital Resources

  The Company has historically financed its operations with internally generated funds; the Company's credit facilities and private equity transactions. In July 1998, the Company raised $8.7 million in net proceeds from its Initial Public Offering and concurrent private placement. See "Market for Company's Common Stock and Related Shareholder Matters."

  Net cash provided by operations was $2.3 million, $4.6 million and $245,000 for fiscal years 1996, 1997 and 1998, respectively. The decrease in net cash provided by operations in 1998 was primarily due to an increase in inventory for the two new stores in Fiji compared to 1996 and 1997, when the Company closed four stores and reduced inventories in both years.

  Net cash used in investing activities was $2.0 million, $899,000 and $7.2 million for fiscal year 1996, 1997 and 1998, respectively. The increase in cash used in 1998 was due to of the construction of a new store in St. Thomas and equipment for new stores. In addition, the Company improved its corporate computer systems and acquired most of the equipment for the new store in Curacao that opened March 2, 1999. In 1996 and 1997, the Company did not open any new stores. Investment activity in 1996 and 1997 was primarily for various store equipment upgrades.

  Net cash provided by (used in) financing activities was $(1.8) million, $(2.7) million and $10.2 million for fiscal year 1996, 1997 and 1998, respectively. The increase in cash from financing activities was a result of the sale of 1,540,000 shares through the Company's Initial Public Offering and Concurrent Reg. S Placement that provided net proceeds of $8.7 million in July 1998, and long term loans totaling $3.0 million in connection with the construction of the new St. Thomas store. The cash used by financing activities in 1996 and 1997 reflects a reduction in the outstanding balance of the Company's bank credit facilities.

  On May 1, 1998, the Company renewed and increased its line of credit with Seafirst Bank to $7.0 million, which expires May 1, 1999. The credit line matures annually and the Company is currently in the process of renewing the credit line for another year, which it expects to complete before May 1, 1999. Borrowings under the credit facilities bear interest at Seafirst's prime rate (8.5% at December 27, 1998) or at LIBOR plus 1.5%. The collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including requiring the Company to maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, debt to tangible net worth and quarterly cash flow and must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit. The Company is in compliance with such covenants. There were no borrowings under the line of credit as of December 27, 1998. The Company does expect to utilize the credit facilities later in the year as a result of new store openings. In addition, the Company is also negotiating for a $2.0 million credit facility for the construction of its store in St. Maarten.

  The new St. Thomas store has been constructed at a total cost of $2.9 million plus $600,000 for equipment and fixtures. The Company obtained $3.0 million in financing from Seafirst Bank and Banco Popular de Puerto Rico ("Banco Popular") for its new store in St. Thomas. The financing included a $1.0 million note with Seafirst Bank, payable with interest at 7.77%, maturing on April 30, 2000 and is secured by the same collateral securing the line of credit. As of December 27, 1998, the Company owned $725,000 on the loan. The financing also included a $2.0 million note with Banco Popular payable with interest at the bank's prime rate plus 1.0% (9.5% at December 27, 1998) maturing on June 1, 2013. The note is secured by a first priority leasehold mortgage on the St. Thomas store and is governed by a loan agreement containing certain covenants applicable to the Company's subsidiary that owns such store, including covenants requiring the subsidiary to maintain a minimum debt service ration and loan to value ratio. In addition, without the consent of the lender, the subsidiary is not permitted to (i) subject its assets to liens or incur indebtedness, (ii) enter into a merger or other business combination, (iii) dispose of assets except in the ordinary course of business, (iv) make capital expenditures or pay dividends in excess of specified limits, or (v) issue or purchase any of its stock or permit any change in ownership or outstanding stock. The subsidiary is currently in compliance with such covenants.

  The Company estimates that its total cash outlay for opening a typical island store will be approximately $1.8 million. The Company plans to open three stores in 1999 in addition to the Curacao store that opened on March 2, 1999, and six stores in 2000. When opening a new store, as well as on an on-going basis, the Company expects to finance a substantial portion of its merchandise inventory cost by using a combination of vendor and bank financing. However, there can be no assurance that this level of financing will be available in the future on terms acceptable to the Company.

  The Company believes that the amounts available on its current credit facility, existing cash available for working capital purposes, new credit facilities for the construction of the St. Maarten store, and cash flow from future operations will be sufficient to open the stores planned in its expansion in 1999 and 2000. Additional increases in the Company's existing line of credit and additional long term debt for both new store construction and equipment will be obtainable as needed. However, there are no assurances that such financing will be available when the Company needs it.

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

  The Company believes that all of its material systems are Year 2000-compliant, and expects that its total costs to make all its systems Year 2000-compliant will be less than $100,000. The Company has contacted all of it inventory suppliers plus other vendors and suppliers with which its systems interface and exchange data or upon which it business depends, such as banks, security alarm monitoring providers, refrigeration equipment suppliers and maintenance providers and other service suppliers. These efforts are designed to minimize the extent to which the Company's business will be vulnerable in the event of the failure of these third parties to remedy their own Year 2000 issues.

  Although most of the Company's hardware and software are Year 2000 compliant, some programming changes are not scheduled to be completed on certain custom programs until July 1, 1999. In addition, the back room software at the Company's stores runs on stand alone PC's running in a DOS environment that requires modifications to be Year 2000 compliant. Upon completion of an upgrade to the corporate system software, scheduled to be completed by July 1, 1999, this backroom system will be obsolete. Contingency plans are in place to modify the existing backroom software and hardware should the upgrade not be completed before Year 2000.

  Management believes that sourcing product from alternative vendors that are Year 2000 compliant will minimize any potential interruption in product, if one or more vendors are not able to deliver product in accordance with terms of any purchase order. The availability of power is considered a significant concern by management. Although most of the local power companies servicing the islands that the Company operates has acknowledged Year 2000 compliance, the Company's back-up generators can provide a secondary source of power. The Company has experienced disruption in power for extended periods of time on numerous occasions as a result of hurricanes and believes that the backup generators will allow the stores to continue to operate should any power outages occur as a result of Year 2000 problems.

  The Company's contingency plans are currently under development and expected to be completed by October 1, 1999. Such plans will include, but not be limited to: 1) power disruption, 2) vendor replacement, 3) communication alternatives, 4) manual processes for temporary delays resulting from programming changes to correct unforeseen Year 2000 problems.

  Costs of the Year 2000 project and the estimated completion date are based on management's best estimates, which are derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of outside programmers and computer consultants, reliance on utilities in foreign countries that may or may not be Year 2000 compliant and similar uncertainties.

  The Company's failure to implement its Year 2000 corrections in a timely fashion or in accordance with its current cost estimates, or the failure of third-party vendors to correct their Year 2000 problems, could have a material adverse effect on the Company's business, financial condition and operating results. See Business--Important Factors Regarding Forward-Looking Statements."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company does operate stores in foreign countries and does have limited risks associated with foreign currencies. However, sales are primarily made in cash with minimal trade credit extended and no borrowings exist in foreign currencies. Cash deposited from sales are remitted back to the U.S. bank account, routinely. Because of the lack of trade credit and borrowing in foreign countries and that the Company's exposure is not concentrated in any single currency, management does not believe that it experiences any significant market risk from foreign currencies.

Item 8. Financial Statements and Supplementary Data

  The following consolidated financial statements and supplementary data are included beginning on page 35 of this Report:

                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  28
   Consolidated Financial Statements:
     Consolidated Balance Sheets...........................................  29
     Consolidated Statements of Income.....................................  30
     Consolidated Statements of Shareholders' Equity.......................  31
     Consolidated Statements of Cash Flows.................................  32
     Notes to Consolidated Financial Statements............................  33

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Cost-U-Less, Inc.

  We have audited the accompanying consolidated balance sheets of Cost-U-Less, Inc. as of December 27, 1998 and December 28, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years ended December 27, 1998, December 28, 1997, and December 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cost-U-Less, Inc. at December 27, 1998 and December 28, 1997 and the consolidated results of its operations and its cash flows for each of the years ended December 27, 1998, December 28, 1997, and December 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
March 5, 1999

                               COST-U-LESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                      December 27, December 28,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................   $ 4,289      $ 1,028
  Receivables (net of allowance of $143 and $25 in
   1998 and 1997, respectively)......................     1,696        1,023
  Refundable income taxes............................       157          179
  Inventories........................................    16,685       12,271
  Prepaid expenses...................................       210          137
  Deferred tax assets................................       511          671
                                                        -------      -------
    Total current assets.............................    23,548       15,309
Property and equipment, net..........................    12,712        6,847
Deposits and other assets............................       816          518
Deferred tax assets..................................       141          141
                                                        -------      -------
    Total assets.....................................   $37,217      $22,815
                                                        =======      =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable...................................   $11,420      $ 8,953
  Accrued expenses...................................     1,809        1,235
  Income taxes payable...............................        23          141
  Line of credit.....................................       --           376
  Current portion of long-term debt..................       633          384
  Current portion of capital lease obligations.......       422          406
                                                        -------      -------
    Total current liabilities........................    14,307       11,495
Deferred rent........................................       524          481
Long-term debt, less current portion.................     2,036          --
Capital lease obligations, less current portion......       754        1,169
                                                        -------      -------
    Total liabilities................................    17,621       13,145
Commitments
Shareholders' equity:
Preferred stock--$0.001 par value; Authorized
 shares--2,000,000; Issued and outstanding shares,
 respectively--none..................................       --           --
Common stock--$0.001 par value; Authorized shares--
 25,000,000; Issued and outstanding shares,
 respectively--3,539,961 and 1,999,961...............    12,305        3,525
Retained earnings....................................     7,358        6,165
Accumulated other comprehensive income...............       (67)         (20)
                                                        -------      -------
    Total shareholders' equity.......................    19,596        9,670
                                                        -------      -------
    Total liabilities and shareholders' equity.......   $37,217      $22,815
                                                        =======      =======

                            See accompanying notes.

                               COST-U-LESS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)

                                                  Fiscal Year Ended
                                        --------------------------------------
                                        December 27, December 28, December 29,
                                            1998         1997         1996
                                        ------------ ------------ ------------
Net sales..............................  $ 133,861    $ 124,865    $ 134,820
Merchandise costs......................    111,537      104,397      113,824
                                         ---------    ---------    ---------
Gross profit...........................     22,324       20,468       20,996
Operating expenses:
  Store................................     15,100       14,543       15,843
  General and administrative...........      4,139        3,225        3,039
  Store openings.......................        747          327          --
  Store closings.......................        238        1,346          918
                                         ---------    ---------    ---------
Total operating expenses...............     20,224       19,441       19,800
                                         ---------    ---------    ---------
Operating income.......................      2,100        1,027        1,196
Other income (expense):
  Interest expense, net................       (257)        (427)        (605)
  Other................................        (10)         (40)         --
                                         ---------    ---------    ---------
Income before income taxes.............      1,833          560          591
Income tax provision...................        640          197          221
                                         ---------    ---------    ---------
Net income.............................  $   1,193    $     363    $     370
                                         =========    =========    =========
Earnings per common share:
  Basic................................  $    0.45    $    0.18    $    0.19
                                         =========    =========    =========
  Diluted..............................  $    0.43    $    0.17    $    0.17
                                         =========    =========    =========
Weighted average common shares
 outstanding...........................  2,664,192    1,999,961    1,999,961
                                         =========    =========    =========
Weighted average common shares
 outstanding, assuming dilution........  2,758,939    2,123,784    2,146,745
                                         =========    =========    =========


                            See accompanying notes.

                               COST-U-LESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                          Accumulated
                               Common   Common               Other
                               Stock--  Stock-- Retained Comprehensive
                               Shares   Amount  Earnings Income (Loss)  Total
                              --------- ------- -------- ------------- -------
Balance at December 31,
 1995........................ 1,999,961 $ 3,525  $5,432      $--       $ 8,957
  Net income and
   comprehensive income......       --      --      370       --           370
                              --------- -------  ------      ----      -------
Balance at December 29,
 1996........................ 1,999,961   3,525   5,802       --         9,327
  Net income.................       --      --      363       --           363
  Other comprehensive income
   (loss), foreign currency
   translation adjustments...       --      --      --        (20)         (20)
                                                                       -------
  Comprehensive income.......                                              343
                              --------- -------  ------      ----      -------
Balance at December 28,
 1997........................ 1,999,961   3,525   6,165       (20)       9,670
  Net income.................       --      --    1,193       --         1,193
  Other comprehensive income
   (loss), foreign currency
   translation adjustments...       --      --      --        (47)         (47)
                                                                       -------
  Comprehensive income.......                                            1,146
  Initial public offering:...
    Sale of common stock, net
     of $2,075 of offering
     costs................... 1,540,000   8,705     --        --         8,705
Stock compensation...........       --       75     --        --            75
                              --------- -------  ------      ----      -------
Balance at December 27,
 1998........................ 3,539,961 $12,305  $7,358      $(67)     $19,596
                              ========= =======  ======      ====      =======



                            See accompanying notes.

                               COST-U-LESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Fiscal Year Ended
                                          --------------------------------------
                                          December 27, December 28, December 29,
                                              1998         1997         1996
                                          ------------ ------------ ------------
OPERATING ACTIVITIES:
  Net income............................     $1,193       $  363       $  370
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
  Depreciation..........................      1,092          917        1,089
  Writedown of property and equipment...        195          637          713
  Deferred tax (benefit) provision......         42         (253)         (20)
  Stock compensation....................         75          --           --
  Reserve for bad debts.................        118          --            25
  Cash provided by (used in) changes in
   operating assets and liabilities:
    Receivables.........................       (791)        (308)         605
    Refundable income taxes.............         22          208          128
    Inventories.........................     (4,414)       2,667        1,660
    Prepaid expenses....................        (73)         179         (108)
    Deposits and other assets...........       (180)        (193)          31
    Accounts payable....................      2,467          352       (1,860)
    Accrued expenses....................        456         (142)        (496)
    Deferred rent.......................         43          151          129
                                             ------       ------       ------
      Net cash provided by operating
       activities.......................        245        4,578        2,266
INVESTING ACTIVITY:
  Purchases of property and equipment...     (7,152)        (899)      (2,006)
FINANCING ACTIVITIES:
  Proceeds from sale of common stock....      8,705          --           --
  Net (repayments) under line of
   credit...............................       (376)      (1,125)      (2,000)
  Proceeds from long-term debt..........      3,000          --         1,747
  Principal payments on long-term debt..       (715)      (1,246)      (1,151)
  Payments of capital lease
   obligations..........................       (399)        (375)        (406)
                                             ------       ------       ------
      Net cash provided by (used in)
       financing activities.............     10,215       (2,746)      (1,810)
  Effects of foreign exchange rate
   changes on cash......................        (47)         --           --
                                             ------       ------       ------
Net increase (decrease) in cash and cash
 equivalents............................      3,261          933       (1,550)
Cash and cash equivalents:
  Beginning of period...................      1,028           95        1,645
                                             ------       ------       ------
  End of period.........................     $4,289       $1,028       $   95
                                             ======       ======       ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Interest............................     $  409       $  442       $  619
    Income taxes........................     $  577       $  102       $  107
SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING AND INVESTING ACTIVITIES:
  Property and equipment acquired under
   capital lease obligations............     $  --        $  --        $1,660

                            See accompanying notes.

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of Business

  Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in "island" markets in U.S. territories and foreign markets throughout the Pacific and the Caribbean. At December 27, 1998, the Company operated ten stores located in Hawaii, the U.S. Virgin Islands (USVI), Guam, American Samoa, Fiji, and California.

 Principles of Consolidation

  The Company operates wholly owned subsidiaries in Guam, U.S. Virgin Islands, American Samoa, Nevada, Republic of Fiji, New Zealand, and Netherlands Antilles. All significant intercompany balances and transactions have been eliminated in consolidation.

 Fiscal Year

  The Company's fiscal year ends on the last Sunday in December. The years ended December 27, 1998, December 28, 1997, and December 29, 1996 represent 52-week fiscal years.

 Cash Equivalents

  Highly liquid investments maturing within three months from the date of purchase are classified as cash equivalents.

 Financial Instruments

  The carrying value of financial instruments, including cash, receivables, payables, and long-term debt, approximates market value at December 27, 1998 and December 28, 1997.

 Foreign Currency Translations

  The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand, and Netherlands Antilles. For the Company's Fijian, New Zealand, and Netherlands Antilles operations, the local currency is the functional currency and all assets and liabilities are translated at year-end exchange rates, and all income statement amounts are translated at an average of month-end rates. Adjustments resulting from this translation are recorded as a separate component of shareholders' equity as other comprehensive income.

 Inventories

  Merchandise inventories are recorded at the lower of average cost or market.

 Property and Equipment

  Property and equipment are carried at cost. Depreciation is provided using the straightline method over the estimated useful lives of the assets, ranging from 5 to 15 years. The Company owns its store in St. Thomas, USVI, which is being depreciated over its estimated useful life of 20 years. Equipment acquired under capitalized leases is depreciated over the shorter of the asset's estimated useful life or the life of the related lease.

  The Company's policy to recognize impairment losses relating to long-lived assets is based on several factors, including, but not limited to, management's plans for future operations, recent operating results, and projected cash flows.

                               COST-U-LESS, INC.

 Advertising Costs

  The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 1998, 1997, and 1996 were not material to the Company's operating results.

 Preopening Costs

  Costs incurred in connection with the startup and promotion of new store openings are expensed as incurred.

 Stock-Based Compensation

  The Company has elected to apply the disclosure only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

 Earnings Per Share

  Basic earnings per share is computed based on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where their inclusion is antidilutive.

 Deferred Rent

  Certain of the Company's store leases contain periodic escalation clauses. The Company expenses rent on a straight-line basis over the life of the lease. During the initial years of a store lease, cash payments are typically less than the straight-line expense. The differential is recorded as deferred rent on the balance sheet.

 Comprehensive Income

  As of December 29, 1997, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

 Segment Reporting

  Effective January 1, 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this Statement did not affect results of operations or financial position.

 Recent Accounting Pronouncements

  In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The Company plans to adopt the SOP on January 1, 1999. The SOP will require

                               COST-U-LESS, INC.

the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes the majority of the costs required to be capitalized under SOP 98-1 and thus does not expect the adoption of the SOP to have a material impact on consolidated results of operations, financial position, or cash flows.

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

2. Property and Equipment

  Property and equipment consists of the following (in thousands):

                                                     December 27, December 28,
                                                         1998         1997
                                                     ------------ ------------
   Equipment........................................   $11,898       $8,238
   Building.........................................     2,874          --
   Leasehold improvements...........................     1,171        1,339
   Computer system and software development in
    progress........................................       592          --
   Construction in progress.........................       --            94
                                                       -------       ------
                                                        16,535        9,671
   Less accumulated depreciation....................     3,823        2,824
                                                       -------       ------
   Total assets.....................................   $12,712       $6,847
                                                       =======       ======

  Equipment under capitalized leases had a cost of $1,669,000 and $1,733,000 and accumulated depreciation of $476,000 and $331,000 at December 27, 1998 and December 28, 1997, respectively.

3. Bank Line of Credit

  At December 27, 1998, the Company had a $7,000,000 line of credit available from a commercial bank that expires May 1, 1999. Borrowings bear interest at prime (7.75% at December 27, 1998 or at LIBOR plus 1.5% on amounts with fixed maturities of 30 days or more) and are secured by various Company assets. As of December 27, 1998, there were no borrowings outstanding under the line of credit agreement.

  Terms of this line of credit include covenants that require, among other things, that the Company maintain certain financial ratios. As of December 27, 1998, the Company was in compliance with these covenants.

4. Long-Term Debt

  At December 27, 1998, the Company had a $1,000,000 note payable to a bank with interest at the fixed rate index plus 1.75% (7.77% at December 27, 1998), maturing April 30, 2000. As of December 27, 1998, there was a balance of $725,000 under the note agreement and is secured by various Company assets.

  At December 27, 1998, the Company had a $2,000,000 note payable to a bank with interest at the prime rate plus 1% (9.5% at December 27, 1998), maturing June 2013. As of December 27, 1998, there was a balance of $1,944,000 under the note agreement. The note is secured by a first leasehold priority mortgage on the new St. Thomas building.

                               COST-U-LESS, INC.

  Maturities of long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

              1999......................... $  633
              2000.........................    358
              2001.........................    133
              2002.........................    133
              Thereafter...................  1,412
                                            ------
                                            $2,669
                                            ======

5. Income Taxes

  The provision for income taxes for the fiscal years ended December 27, 1998, December 28, 1997, and December 29, 1996, respectively, consists of the following:

                                                             1998   1997   1996
                                                             -----  -----  ----
                                                              (in thousands)
     Current:
       Federal.............................................. $ 112  $  --  $ 10
       Foreign, including U.S. territories..................   483    463   199
       State................................................     3    (13)   32
                                                             -----  -----  ----
                                                               598    450   241
     Deferred:
       Federal and state....................................   273   (268)  (76)
       Foreign, including U.S. territories..................  (231)    15    56
                                                             -----  -----  ----
                                                                42   (253)  (20)
                                                             -----  -----  ----
                                                             $ 640  $ 197  $221
                                                             =====  =====  ====

  A reconciliation between the U.S statutory income tax rate and the effective rate follows:

                                           1998         1997         1996
                                        -----------  -----------  -----------
                                        Amount Rate  Amount Rate  Amount Rate
                                        ------ ----  ------ ----  ------ ----
                                              (dollars in thousands)
Tax at U.S. statutory rate.............  $623  34.0%  $190  34.0%  $201  34.0%
State income taxes, net of federal
 benefit...............................     3    .2     (9) (1.6)    21   3.6
Foreign related taxes and other........    14    .7     16   2.8     (1) (0.2)
                                         ----  ----   ----  ----   ----  ----
Income taxes at effective rate.........  $640  34.9%  $197  35.2%  $221  37.4%
                                         ====  ====   ====  ====   ====  ====

                               COST-U-LESS, INC.

  The significant items comprising the Company's net deferred tax assets are as follows:

                                                      December 27, December 28,
                                                          1998         1997
                                                      ------------ ------------
                                                           (in thousands)
   Current deferred tax assets and (liabilities):
     Uniform capitalization..........................    $ 157        $  95
     Store accruals..................................                   --
     Vacation pay and bad debts......................      101           52
     Charitable contribution carryovers..............       35           45
     Net operating loss carryforwards................      283          600
     Cash discounts and other........................      (65)        (121)
                                                         -----        -----
       Current deferred tax assets, net..............    $ 511        $ 671
                                                         =====        =====
   Long-term deferred tax assets and (liabilities):
     Deferred rent...................................    $ 178        $ 163
     Foreign tax credits.............................      321          434
     AMT and other credits...........................       96           85
     Other...........................................      121            8
     Accelerated depreciation........................     (376)        (382)
                                                         -----        -----
                                                           340          308
     Less valuation allowance........................     (199)        (167)
                                                         -----        -----
       Long-term deferred tax assets, net............    $ 141        $ 141
                                                         =====        =====

  The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

  The valuation allowance has been provided due to uncertainty regarding the full realization of the Company's foreign tax credits and other long-term deferred tax assets. Foreign tax credit carryforwards expire in 1999 and 2000. As of December 28, 1998, the Company's Fiji subsidiary has a net operating loss of approximately $625,000, which will expire in 2006 and 2007. Other net operating losses in New Zealand and Netherlands Antilles of approximately $208,000 are not subject to expiration time limits.

6. Shareholders' Equity

 Common Stock

  On May 13, 1998, the Company effected a 1-for-3.38773 reverse split of its common stock. All share and per-share information has been restated to reflect this stock split.

  The Company sold 1,380,000 shares of common stock at $7.00 per share in an Initial Public Offering on July 23, 1998. Concurrent with the Initial Public Offering, the Company sold 160,000 shares of common stock, at $7.00 per share, in a placement to the Kula Fund, an affiliate of Commonwealth Development Corporation, in reliance on Regulation S under the Securities Act of 1933, as amended. In connection with these transactions, the Company issued warrants at a nominal price to the Underwriter on the transactions and to the Kula Fund as follows:

                         Shares  Grant Price           Term            Vesting Date
                         ------- ----------- ------------------------- -------------
Underwriter Warrants.... 160,000   $10.15    4 years from vesting date July 23, 1999
Kula Fund Warrants...... 117,000   $ 8.40    4 years from vesting date July 28, 1998

                               COST-U-LESS, INC.

 Stock Options

  On February 28, 1998, the Company adopted the 1998 Stock Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan includes both stock options and stock awards, including restricted stock, with a maximum of 500,000 shares of common stock available for issuance. On May 13, 1998, the shareholders approved the 1998 Plan. All future option grants will be made under the 1998 Plan. Options issued under the 1998 Plan vest at various terms and expire after ten years from the date of grant and are generally granted at prices equal to the fair value on the date of grant. There were 224,214 options available for future grant under the 1998 Plan at December 27, 1998.

  The Company's Amended and Restated 1989 Stock Option Plan (the "1989 Plan") provides for the granting of incentive and nonqualified stock options to employees, directors, and consultants of the Company. An aggregate of 398,496 shares of common stock has been authorized for issuance under the 1989 Plan. Options issued under the 1989 Plan vest ratably over five years and expire after ten years from the date of grant and are generally granted at prices equal to the fair value on the date of grant. There were 175,936 options available for future grant under the 1989 Plan at December 27, 1998. No further options will be granted under the 1989 Plan.

  A summary of stock option transactions for the years ended December 27, 1998, December 28, 1997, and December 29, 1996:

                                  1998               1997              1996
                            ------------------ ----------------- -----------------
                                      Weighted          Weighted          Weighted
                                      Average           Average           Average
                                      Exercise          Exercise          Exercise
                            Options    Price   Options   Price   Options   Price
                            --------  -------- -------  -------- -------  --------
   Outstanding, beginning
    of year................  291,009   $5.49   270,320   $4.98   270,320   $ 6.20
     Granted...............  442,546    6.96    45,744    9.82    47,497     8.47
     Forfeited............. (281,405)   9.08   (25,055)   9.45   (47,497)   13.42
     Exercised.............      --      --        --      --        --       --
                            --------           -------           -------
   Outstanding, end of
    year...................  452,150    5.35   291,009    5.49   270,320     4.98
                            ========           =======           =======
   Exercisable, end of
    year...................  210,094    3.53   255,340    5.03   206,257     4.51
                            ========           =======           =======

  The weighted average fair value of options granted in 1998, 1997, and 1996 was $5.18, $0.09, and $0.42, respectively.

  The following table summarizes information related to outstanding options at December 27, 1998:

                       Outstanding                               Exercisable
     -----------------------------------------------------    ----------------------
                                 Weighted      Weighted                   Weighted
       Range of                  Average        Average                   Average
       Exercise                  Exercise     Contractual                 Exercise
        Prices       Options      Price          Life         Options      Price
       --------      -------     --------     -----------     -------     --------
     $0.79 - 3.38     84,125      $1.94       2.38 years       84,125      $1.94
      3.72 - 5.75    100,640       3.83       6.41 years       92,239       3.72
             7.00    267,385       7.00       9.84 years       33,730       7.00
                     -------                                  -------
                     452,150       5.35                       210,094       3.53
                     =======                                  =======

  In October 1998, the Company offered employees and directors with options granted with exercise prices greater than $7.00 per share the opportunity to surrender those options and receive new options with an exercise price of $7.00 per share. With the exception of the exercise price, the terms of the new options, including the

                               COST-U-LESS, INC.

vesting schedule, are identical to the terms of the old options except for officers and directors who accepted a delay in vesting of six months. The holders of 267,385 options elected to exchange their options under this repricing offer, including directors of the Company holding 168,246 options. All options surrendered were reissued under the 1998 Plan.

  In January 1998, the Company granted 88,554 options with immediate vesting to a director of the Company. The options were granted with an exercise price of $7.62, with a deemed fair value of $8.47. Accordingly, for financial statement presentation purposes, compensation expense of $75,000 has been recognized.

  In 1996, the Company offered employees with options granted with exercise prices of $16.94 per share the opportunity to surrender those options and receive new options with an exercise price of $8.47 per share. With the exception of the exercise price, the terms of the new options, including the vesting schedule, are identical to the terms of the old options. The holders of 29,789 options elected to exchange their options under this repricing offer.

  As described in Note 1, the Company has elected to account for stock-based compensation expense in accordance with APB No. 25. Accordingly, for fiscal years 1998, 1997, and 1996, no compensation expense has been recognized for stock-based compensation since the grant price equaled the estimated fair value of the stock on the date of grant. Had compensation cost been recognized based on the fair value at the grant date for options awarded under the Plan, pro forma net income and net income per share would have been as follows:

                                                              1998  1997  1996
                                                             ------ ----- -----
                                                               (Net income in
                                                                 thousands)
   Net income as reported................................... $1,193 $ 363 $ 370
   Net income pro forma..................................... $1,068 $ 357 $ 367
   Earnings per common share, basic as reported............. $ 0.45 $0.18 $0.19
   Earnings per common share, basic pro forma............... $ 0.40 $0.18 $0.18
   Earnings per common share, diluted as reported........... $ 0.43 $0.17 $0.17
   Earnings per common share, diluted pro forma............. $ 0.39 $0.17 $0.17

  Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma net income for future years because the above amounts include only the amortization for the fair value of grants made in fiscal years 1998, 1997, and 1996.

  The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

                                                          1998    1997    1996
                                                         ------- ------- -------
   Risk-free interest rate..............................   5.50%   6.20%   6.20%
   Expected life........................................ 3 years 3 years 3 years
   Expected dividend yield..............................      0%      0%      0%
   Volatility...........................................    126%      0%      0%

 Warrants

  In 1991, the Company issued 29,518 warrants to an officer. The warrants grant the holder the right to 29,518 shares of the Company's common stock at $2.37 per share. The warrants are currently exercisable and expire in 2001.

                               COST-U-LESS, INC.

 Common Stock Reserved

  Common stock reserved for future issuance at December 27, 1998 is as follows:

   Stock options......................................................   852,300
   Warrants...........................................................   306,518
                                                                       ---------
                                                                       1,158,818
                                                                       =========

  On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company's common stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time.

  The following table sets forth the computation of basic and diluted earnings per share:

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 27, December 28, December 29,
                                             1998         1997         1996
                                         ------------ ------------ ------------
   Numerator:
     Net income.........................  $    1,193   $      363   $      370
   Denominator:
     Denominator for basic earnings per
      share--weighted average shares....   2,664,192    1,999,961    1,999,961
   Effect of dilutive securities:
     Stock options and warrants.........      94,747      123,823      146,784
     Denominator for diluted earnings
      per share--adjusted weighted
      average shares and assumed
      conversion of stock options and
      warrants..........................   2,758,939    2,123,784    2,146,745
   Basic earnings (loss) per common
    share...............................  $     0.45   $     0.18   $     0.19
   Diluted earnings (loss) per common
    share...............................  $     0.43   $     0.17   $     0.17

7. Segment Information and Store Closures

  The Company reports operating results in two segments due to distinct geographical and operational differences. These two segments include the Company's discount retail stores located in its island markets and those located on the U.S. mainland. Other business activities include wholesale sales directly from the Company's distribution facilities.

                               COST-U-LESS, INC.

  These sales are not significant to include as a separate segment and are aggregated with other income and expenses that are not directly related to the operations of the stores in the particular segments.

                                              Island  Mainland
                                              Stores   Stores   Other   Totals
                                             -------- --------  ------ --------
                                                      (in thousands)
Year Ended December 27, 1998
Net sales................................... $125,433 $ 6,782   $1,646 $133,861
Contribution................................    6,690     (94)     628    7,224
Depreciation................................      727      69      --       796
Store opening expense.......................      747     --       --       747
Store closing expense.......................      238     --       --       238
Operating profit (loss).....................    5,705     (94)     628    6,239
Segment inventories.........................   12,387     806      --    13,193
Segment total assets........................   26,363   1,328      --    27,691
Year Ended December 28, 1997
Net sales................................... $111,480 $10,684   $2,701 $124,865
Contribution................................    5,635    (160)     450    5,925
Depreciation................................      579     110      --       689
Store opening expense.......................      327     --       --       327
Store closing expense.......................       --   1,346      --     1,346
Operating profit (loss).....................    5,308  (1,506)     450    4,252
Segment inventories.........................    8,655     764      --     9,419
Segment total assets........................   16,240   1,350      --    17,590
Year Ended December 29, 1996
Net sales................................... $111,413 $23,407   $  --  $134,820
Contribution................................    5,212    (415)     356    5,153
Depreciation................................      556     272      --       828
Store closing expense.......................      --      918      --       918
Operating profit (loss).....................    5,212  (1,333)     356    4,235
Segment inventories.........................    9,543   2,996      --    12,539
Segment total assets........................   16,140   5,154      --    21,294

   Reconciliation of Contribution to Consolidated Income before Income Taxes

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 27, December 28, December 29,
                                             1998         1997         1996
                                         ------------ ------------ ------------
Total contribution for reportable
 segments..............................    $ 6,596      $ 5,475      $ 4,797
Other contribution.....................        628          450          356
Administrative expense not allocated to
 segments..............................     (4,139)      (3,225)      (3,039)
Store opening/closing expenses.........       (985)      (1,673)        (918)
Other (expense)........................        (10)         (40)          --
Interest expense.......................       (257)        (427)        (605)
                                           -------      -------      -------
Consolidated income before income
 taxes.................................    $ 1,833      $   560      $   591
                                           =======      =======      =======

                               COST-U-LESS, INC.

Reconciliation of Significant Items

                                                  Segment           Consolidated
                                                  Totals  Corporate    Totals
                                                  ------- --------- ------------
                                                          (in thousands)
December 27, 1998
Other significant items
Depreciation..................................... $   796  $  296     $ 1,092
Inventories......................................  13,193   3,492      16,685
Total assets.....................................  27,691   9,526      37,217
December 28, 1997
Other significant items
Depreciation..................................... $   689  $  228     $   917
Inventories......................................   9,419   2,852      12,271
Total assets.....................................  17,590   5,225      22,815
December 29, 1996
Other significant items
Depreciation..................................... $   828  $  261     $ 1,089
Inventories......................................  12,539   2,399      14,938
Total assets.....................................  21,294   3,562      24,856

Geographic Information

                                                                      Long-lived
                                                              Sales     Assets
                                                             -------- ----------
                                                               (in thousands)
1998
  United States............................................. $ 30,798  $ 3,857
  Other foreign countries*..................................  103,063    9,671
                                                             --------  -------
                                                             $133,861  $13,528
                                                             ========  =======
1997
  United States............................................. $ 34,801  $ 3,451
  Other foreign countries*..................................   90,064    3,914
                                                             --------  -------
                                                             $124,865  $ 7,365
                                                             ========  =======
1996
  United States............................................. $ 46,548  $ 4,091
  Other foreign countries*..................................   88,272    3,756
                                                             --------  -------
                                                             $134,820  $ 7,847
                                                             ========  =======

--------
*Including U.S. territories.

                               COST-U-LESS, INC.

  In 1996, the Company closed the Maui, Hawaii and San Jose, California stores. In 1997, the Company closed the Davis, California and Walla Walla, Washington stores. In 1998, the existing St. Thomas store was closed upon completion of the newly constructed St. Thomas store. The following represents the costs charged to expense related to the store closures for the indicated fiscal years:

                                         December 27, December 28, December 29,
                                             1998         1997(1)      1996
                                         ------------ ------------ ------------
                                                     (in thousands)
   Lease buyout.........................     $ --        $  421        $225
   Leasehold improvement writeoff.......      210           635         530
   Other closure costs..................       28           290         163
                                             ----        ------        ----
                                             $238        $1,346        $918
                                             ====        ======        ====

--------
(1) The 1997 charge of $1,346,000 includes $256,000 of additional closure costs related to stores closed in prior years.

                                       December 27, December 28, December 29,
                                           1998         1997         1996
                                       ------------ ------------ ------------
                                                   (in thousands)
   Accrued store closure expense at
    beginning of year.................     $ 15        $  320        $392
   Store closure expense paid during
    year..............................      253         1,651         990
   Accruals for store closures during
    year..............................      238         1,346         918
                                           ----        ------        ----
   Accrued store closure expense at
    end of year.......................     $ --        $   15        $320
                                           ====        ======        ====

  Total revenues and net operating losses contributed by the stores closed were as follows:

                                                                  1997   1996
                                                                 ------ -------
                                                                 (in thousands)
   Total revenues............................................... $3,433 $15,691
                                                                 ====== =======
   Store operating losses....................................... $  243 $   608
                                                                 ====== =======

  The store closure in 1998 was due to a new store replacing the closed store and is therefore not included.

                               COST-U-LESS, INC.

8. Lease Commitments

  The Company has entered into operating leases for retail and administrative office locations. The leases range from 5 to 15 years and include renewal options. The Company is required to pay a base rent, plus insurance, taxes, and maintenance. The Company also leases equipment that may be purchased for a nominal amount on expiration of the lease.

  A summary of the Company's future minimum lease obligations under leases with initial or remaining terms of one year or more is as follows:

                                                              Operating Capital
                                                                Lease    Lease
                                                              --------- -------
                                                               (in thousands)
   1999......................................................  $ 4,226  $  537
   2000......................................................    4,199     761
   2001......................................................    4,190     --
   2002......................................................    3,911     --
   2003......................................................    3,459     --
   Thereafter................................................   15,287     --
                                                               -------  ------
                                                               $35,272   1,298
                                                               =======
   Amounts representing interest.............................             (122)
                                                                        ------
   Present value of net minimum lease payments...............           $1,176
                                                                        ======

  Rent expense under operating leases for the fiscal years ended December 27, 1998, December 28, 1997, and December 29, 1996 totaled $3,702,000, $3,817,000, and $4,103,000, respectively.

  Total minimum capital lease payments include $431,000 of residual value payments to be paid in fiscal year 2000.

  Subsequent to December 27, 1998, the Company entered into a land lease agreement for property in St. Marteen, Netherlands Antilles. The lease is a 25-year lease with three ten-year renewal options. The Company will construct a 36,000 square foot store on the property. The monthly rental rate for the St. Marteen land is $16,000 per month. The lease will be subject to charges for taxes and insurance that will be paid by the Company. Lease payments will not begin until the building is completed, which is expected to be completed by the end of fiscal year 1999.

9. Employee Benefit Plans

  The Company maintains a 40l(k) profit-sharing plan covering all eligible employees. Participating employees may elect to defer and contribute a stated percentage of their compensation to the plan, not to exceed the dollar limit set by law. The Company matches 25% of each employee's contribution, up to a maximum of the first 15% of each employee's compensation. The Company's matching contributions to the plan approximated $87,000, $75,000, and $70,000 in fiscal 1998, 1997, and 1996, respectively.

  The Company also has a Manager Bonus Program, under which managers are paid an annual bonus based on the net income of the Company. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under the program totalled $257,000, $213,000, and $143,000 for fiscal 1998, 1997 and, 1996, respectively.

                               COST-U-LESS, INC.

10. Quarterly Financial Data (Unaudited)

  The following is a summary of the Company's unaudited quarterly results of operations:

                                                                    Earnings
                                   Store                           (Loss) Per
                                   Weeks                  Net    Common Share(1)
                                     in     Net   Gross  Income  ---------------
                                   Period  Sales  Profit (Loss)  Basic   Diluted
                                   ------ ------- ------ ------  ------  -------
                                   (in thousands, except store weeks and per-
                                                   share data)
Fiscal 1998
First quarter.....................  104   $31,753 $5,202 $ 325   $ 0.16  $ 0.15
Second quarter (1)................  104    31,452  5,293    62     0.03    0.03
Third quarter.....................  114    32,958  5,457   288     0.09    0.09
Fourth quarter....................  123    37,698  6,372   518     0.15    0.14
Fiscal 1997
First quarter (2).................  130   $31,789 $5,066 $(278)  $(0.14) $(0.14)
Second quarter (3)................  117    31,868  5,240     3     0.00    0.00
Third quarter.....................  104    29,747  4,876   264     0.13    0.12
Fourth quarter....................  104    31,461  5,286   374     0.19    0.17

--------
(1) Includes store closure costs of $238,000.
(2) Includes store closure costs of $700,000.
(3) Includes store closure costs of $600,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10. Executive Officers and Directors of the Registrant

  Information called for by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 20, 1999, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 27, 1998, the Company's fiscal year end.

Item 11. Executive Compensation

  Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 20, 1999, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 27, 1998, the Company's fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 20, 1999, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 27, 1998, the Company's fiscal year end.

Item 13. Certain Relationships and Related Transactions

  Information called for by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 20, 1999, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 27, 1998, the Company's fiscal year end.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a) Documents filed as part of this Report:

    (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8, beginning on p. 27 of this Report.

    (2) Financial Statement Schedules--Schedule II Valuation and Qualifying Accounts.

  The independent auditors' report with respect to the financial statement schedules appears on page 34 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

    (3) Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1*   Restated Articles of Incorporation of Cost-U-Less, Inc.
  3.2*   Amended and Restated Bylaws of Cost-U-Less, Inc.
 10.1*   1998 Stock Incentive Compensation Plan
 10.2*   Amended and Restated 1989 Stock Option Plan
 10.3*   Form of Director Stock Option Agreement (Vesting)
 10.4*   Form of Director Stock Option Agreement (Nonvesting)
 10.5*   Manager Bonus Program
 10.6*   Common Stock Purchase Warrant between the Company and Michael J. Rose
 10.7*   Business Loan Agreement between Bank of America NT & SA dba Seafirst
         Bank and the Company, dated April 28, 1998
 10.8*   Promissory Note between Bank of America NT & SA dba Seafirst Bank and the Company, dated December 31, 1997 [update]
 10.9*   Construction/Permanent Loan Agreement by and among CULUSVI, Inc., the
         Company and Banco Popular de Puerto Rico, dated November 6, 1997
 10.10*  Lease Agreement between Westmall Limited and the Company, effective
         March 1, 1998
 10.11** Lease Agreement between Fiji Public Service Association and the
         Company, dated June 4, 1998
 10.12*  Lease Agreement between Baroud Real Estate Development N.V. and the
         Company, dated April 3, 1998
 10.13*  Ground Lease between Market Square East, Inc. and the Company, dated
         October 20, 1997
 10.14*  Month-to-Month Rental Agreement (Gross) between Whipple Road
         Associates and the Company, dated January 6, 1995
 10.15*  Sublease Agreement between Tamuning Capital Investment, Inc. and the
         Company dated July 15, 1994
 10.16*  Lease Agreement between Ottoville Development Company and the Company, dated March 9, 1994
 10.17*  Lease Agreement between Inmostrat Corporation and the Company, dated
         August 1993
 10.18*  Lease Agreement between Hassan Rahman and the Company, dated July 30,
         1993
 10.19*  Industrial Real Estate Lease (Single-Tenant Facility) between Hilo
         Partners and the Company, dated September 1, 1991
 10.20*  Indenture of Lease between Kai Pacific Limited and the Company, dated
         August 30, 1991
 10.21*  Lease Agreement between Tonko Reyes, Inc. and the Company, dated July
         1991
 10.22*  Letter Agreement between Streamline Capital Corporation and the
         Company, dated December 5, 1997, as amended March 12, 1998
 10.23   Purchase Agreement between Kula Fund and the Company, dated July 28,
         1998
 10.24   Common Stock Purchase Warrant between Kula Fund and the Company, dated
         July 28, 1998

 Exhibit
   No.                                Description
 -------                              -----------
 10.25*** Rights Agreement dated March 15, 1999 between the Company and
          ChaseMellon Shareholder Services, L.L.C., as rights agent
 10.26    Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten)
          and the Company, dated February 19, 1999
 21.1     Subsidiaries of the Company
 24.1     Power of Attorney (see page 49).
 27.1     Financial Data Schedule

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-52459).

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 2, 1998.

*** Incorporated by reference to the Company's Registration Statement on Form 8-
    A dated March 15, 1999.

  (b) Reports on Form 8-K:

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COST-U-LESS, INC.

Date: March 26, 1999                      By:     /s/ Michael J. Rose
                                              ---------------------------------
                                                      Michael J. Rose
                                              Chairman of the Board, President
                                                and Chief Executive Officer


  Each person whose individual signature appears below hereby authorizes and appoints Michael J. Rose and Allan C. Youngberg, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 26th day of March, 1999.

             Signature                                  Title
             ---------                                  -----
      /s/ Michael J. Rose            Chairman of the Board, President and Chief
------------------------------------  Executive Officer (Principal Executive
          Michael J. Rose             Officer)

      /s/ Allan Youngberg            Executive Vice President, Chief Financial
------------------------------------  Officer, Secretary and Treasurer
          Allan Youngberg             (Principal Financial and Accounting
                                      Officer)

    /s/ Ashley Emberson-Bain         Director
------------------------------------
        Ashley Emberson-Bain

       /s/ David A. Enger            Director
------------------------------------
           David A. Enger

     /s/ Donald L. Gevirtz           Director
------------------------------------
         Donald L. Gevirtz

      /s/ Wayne V. Keener            Director
------------------------------------
          Wayne V. Keener

      /s/ Gary W. Nettles            Director
------------------------------------
          Gary W. Nettles

      /s/ George C. Textor           Director
------------------------------------
          George C. Textor

                                                                     SCHEDULE II

                               COST-U-LESS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                      Balance
                                     Balance at                        at End
                                    Beginning of                         of
     Description                       Period    Additions Deductions  Period
     -----------                    ------------ --------- ---------- --------
Year Ended December 27, 1998:
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts....   $25,000    $127,000   $ 9,000   $143,000
Year Ended December 28, 1997:
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts....    25,000      38,000    38,000     25,000
Year Ended December 29, 1996:
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts....   $     0      94,000    69,000   $ 25,000

--------
(1)  Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1*    Restated Articles of Incorporation of Cost-U-Less, Inc.
  3.2*    Amended and Restated Bylaws of Cost-U-Less, Inc.
 10.1*    1998 Stock Incentive Compensation Plan
 10.2*    Amended and Restated 1989 Stock Option Plan
 10.3*    Form of Director Stock Option Agreement (Vesting)
 10.4*    Form of Director Stock Option Agreement (Nonvesting)
 10.5*    Manager Bonus Program
 10.6*    Common Stock Purchase Warrant between the Company and Michael J. Rose
 10.7*    Business Loan Agreement between Bank of America NT & SA dba Seafirst
          Bank and the Company, dated April 28, 1998
 10.8*    Promissory Note between Bank of America NT & SA dba Seafirst Bank and the Company, dated December 31, 1997 [update]
 10.9*    Construction/Permanent Loan Agreement by and among CULUSVI, Inc., the
          Company and Banco Popular de Puerto Rico, dated November 6, 1997
 10.10*   Lease Agreement between Westmall Limited and the Company, effective
          March 1, 1998
 10.11**  Lease Agreement between Fiji Public Service Association and the
          Company, dated June 4, 1998
 10.12*   Lease Agreement between Baroud Real Estate Development N.V. and the
          Company, dated April 3, 1998
 10.13*   Ground Lease between Market Square East, Inc. and the Company, dated
          October 20, 1997
 10.14*   Month-to-Month Rental Agreement (Gross) between Whipple Road
          Associates and the Company, dated January 6, 1995
 10.15*   Sublease Agreement between Tamuning Capital Investment, Inc. and the
          Company dated July 15, 1994
 10.16*   Lease Agreement between Ottoville Development Company and the
          Company, dated March 9, 1994
 10.17*   Lease Agreement between Inmostrat Corporation and the Company, dated
          August 1993
 10.18*   Lease Agreement between Hassan Rahman and the Company, dated July 30,
          1993
 10.19*   Industrial Real Estate Lease (Single-Tenant Facility) between Hilo
          Partners and the Company, dated September 1, 1991
 10.20*   Indenture of Lease between Kai Pacific Limited and the Company, dated
          August 30, 1991
 10.21*   Lease Agreement between Tonko Reyes, Inc. and the Company, dated July
          1991
 10.22*   Letter Agreement between Streamline Capital Corporation and the
          Company, dated December 5, 1997, as amended March 12, 1998
 10.23    Purchase Agreement between Kula Fund and the Company, dated July 28,
          1998
 10.24    Common Stock Purchase Warrant between Kula Fund and the Company, dated July 28, 1998
 10.25*** Rights Agreement dated March 15, 1999 between the Company and
          ChaseMellon Shareholder Services, L.L.C., as rights agent
 10.26    Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten)
          and the Company, dated February 19, 1999
 21.1     Subsidiaries of the Company
 24.1     Power of Attorney (see page 42).
 27.1     Financial Data Schedule

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-52459).

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 2, 1998.

*** Incorporated by reference to the Company's Registration Statement on Form 8-
    A dated March 15, 1999.