Form 10-Q
period 1999-03-28
COST U LESS INC
filed 1999-05-11
CIK 851368

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ]NO.

     The registrant had 3,539,961 common shares, par value $0.001, outstanding at March 28, 1999.

                               COST-U-LESS, INC.

                              INDEX TO FORM 10-Q

                         PART 1-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS........................................  2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS......................... 10

                           PART 2-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................... 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................ 15

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Cost-U-Less, Inc.'s (the "Company" or "Cost-U-Less") unaudited condensed consolidated balance sheet as of March 28, 1999, and the condensed consolidated balance sheet as of December 27, 1998, unaudited condensed consolidated statements of income for the 13 weeks ended March 28, 1999, and March 29, 1998 and the unaudited condensed consolidated statements of cash flows for the 13 weeks then ended are included below. Also, included below are notes to the unaudited condensed consolidated financial statements.

     The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 1999 is a 52-week year with period four ending on December 26, 1999.

                               COST-U-LESS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                             March 28,     December 27,
                                                                1999           1998
                                                         --------------------------------
                                                             (Unaudited)

                             ASSETS
Current assets:
 Cash and cash equivalents                                   $ 5,252           $ 4,289
 Receivables, net                                              1,519             1,853
 Inventories, net                                             18,225            16,685
 Other current assets                                          1,641               721
                                                             -------            ------
   Total current assets                                       26,637            23,548

Property and equipment, net                                   12,785            12,712
Deposits and other assets                                        965               957
                                                              ------            ------
  Total assets                                               $40,387           $37,217
                                                             =======           =======

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                            $12,825           $11,420
 Accrued expenses and other liabilities                        2,448             1,832
 Line of credit                                                1,203                --
 Current portion of long-term liabilities                      1,055             1,055
                                                              ------            ------
Total current liabilities                                     17,531            14,307

Deferred rent                                                    476               524
Long-term debt, less current portion                           1,880             2,036
Capital lease obligations, less current portion                  654               754
                                                              ------            ------
Total liabilities                                             20,541            17,621
Total shareholders' equity                                    19,846            19,596
                                                              ------            ------
Total liabilities and shareholders' equity                   $40,387           $37,217
                                                             =======           =======

  The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)

                                  (Unaudited)

                                                                  13 WEEKS ENDED
                                                        --------------------------------
                                                            March 28,       March 29,
                                                              1999            1998
                                                        --------------------------------
Net sales                                                    $37,987           $31,753
Merchandise costs                                             31,601            26,551
                                                             -------           -------
Gross profit                                                   6,386             5,202

Operating expenses:
    Store                                                      4,223             3,535
    General and administrative                                 1,344               981
    Store opening                                                275               130
                                                               -----             -----
Total operating expenses                                       5,842             4,646
                                                               -----             -----
Operating income                                                 544               556

Other income (expense):
    Interest income                                               47                --
    Interest expense                                             (99)              (55)
    Other                                                        (66)               --
                                                               -----             -----
Income before income taxes                                       426               501

Income tax provision                                             150               175
                                                               -----             -----
Net income                                                    $  276            $  326
                                                              ======            ======

Earnings per common share:
    Basic                                                     $ 0.08            $ 0.16
    Diluted                                                     0.08              0.15

Weighted average common shares
 outstanding                                               3,539,961         1,999,961
                                                           =========         =========
Weighted average common shares
 outstanding, assuming dilution                            3,609,083         2,150,935
                                                           =========         =========

   The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                  (Unaudited)

                                                                 13 WEEKS ENDED
                                                         --------------------------------
                                                             March 28,       March 29,
                                                                1999           1998
                                                         --------------------------------
Operating activities:
Net income                                               $   276            $   326
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                               327                230
  Writedown of property and equipment                         36                 --
  Deferred tax (benefit) provision                           (44)               178
  Stock compensation                                          --                 75
  Reserve for bad debts                                       --                 15

  Cash provided by (used in) changes in operating
    assets and liabilities:
    Receivables                                              334                 73
    Refundable income taxes                                   --                (15)
    Inventories                                           (1,540)            (1,501)
    Prepaid expenses                                        (875)              (556)
    Deposits and other assets                                 (8)               (89)
    Accounts payable                                       1,405                822
    Accrued expenses                                         469                376
    Income tax payable                                       147                 --
    Deferred rent                                            (48)                30
                                                           -----              -----
Net cash provided by (used in) operating activities          479                (36)

Investing activity--purchases of
 property and equipment                                     (436)            (1,776)

Financing activities:
 Net borrowings under line of credit                       1,203                239
 Proceeds from long-term debt                                 --              1,000
 Principal payments on long-term debt                       (156)              (327)
 Payments on capital lease obligations                      (100)              (115)
 Unrealized foreign exchange loss                            (27)               (19)
                                                           -----              -----
Net cash provided by financing activities                    920                778
                                                           -----              -----
Net increase in cash and cash equivalents                    963             (1,028)

Cash and cash equivalents at beginning of period           4,289              1,028
                                                           -----              -----
Cash and cash equivalents at end of period                $5,252             $    0
                                                          ======             ======
Supplemental disclosure of cash flow information
Cash paid during the period for:
 Interest                                                 $   99             $   58
 Income taxes                                             $   43             $  153


   The accompanying notes are an integral part of these financial statements

                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Summary of Significant Accounting Policies

Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in "island" markets in U.S. territories and foreign markets throughout the Pacific and the Caribbean. At March 28, 1999, the Company operated eleven stores located in Hawaii, U.S. Virgin Islands, Guam, American Samoa, Fiji, Netherlands Antilles and California.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 27, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the 13 weeks ended March 28, 1999, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's 10-K filed on March 26, 1999.

Principles of Consolidation

     The Company operates wholly owned subsidiaries in Guam, U.S. Virgin Islands, American Samoa, Nevada, Republic of Fiji, New Zealand, and the Netherlands Antilles. All significant intercompany balances and transactions have been eliminated in consolidation.

     The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand and Netherlands Antilles, which uses those countries' local currency.

Fiscal Year

     The Company's fiscal year ends on the last Sunday in December. The year ending December 26, 1999 represents a 52-week fiscal year.

                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.  Summary of Significant Accounting Policies (continued)

Comprehensive Income

     Statement No. 130, Reporting Comprehensive Income requires the Company's foreign currency translation adjustments to be included in other comprehensive income. For the 13 weeks ended March 28, 1999 and March 29, 1998, total comprehensive income amounted to $249,000 and $307,000, respectively.

Earnings Per Share

     Basic earnings per share is computed on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where inclusion is antidilutive.

Recent Accounting Pronouncements

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The Company adopted the SOP on January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The adoption of the SOP did not have a material impact on consolidated results of operations, financial position, or cash flows.

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

                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

2.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                     13 Weeks Ended
                                                          ---------------------------------
                                                              March 28,         March 29,
                                                                1999              1998
                                                          ---------------------------------
Numerator:
   Net income (In Thousands)                               $      276       $      326
Denominator:
   Denominator for basic earnings per
   share-weighted average shares                            3,539,961        1,999,961
Effect of dilutive securities:
   Stock options and warrants                                  69,122          150,974
Denominator for diluted earnings per
   share-adjusted weighted average shares
   and assumed conversion of stock options
   and warrants                                             3,609,083        2,150,935
Basic earnings per common share                            $     0.08       $     0.16
Diluted earnings per common share                          $     0.08       $     0.15

3.  Segment Information

                                    Island          Mainland
                                    Stores           Stores          Other            Totals
                               --------------   --------------   --------------   --------------
                                                     (In Thousands)
13 Weeks Ended March 28, 1999
Net sales                          36,046            1,692            249             37,987
Contribution (loss)                 2,026              (38)           175              2,163
Store opening expense                 275               --             --                275
Operating profit (loss)             1,751              (38)           175              1,888

13 Weeks Ended March 29, 1998
Net sales                          29,547            1,570            636             31,753
Contribution (loss)                 1,584              (35)           118              1,667
Store opening expense                 130               --             --                130
Operating profit (loss)             1,454              (35)           118              1,537


                               COST-U-LESS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Reconciliation of Income Contribution to Consolidated Income before Tax


                                                                  13 Weeks Ended
                                                       ------------------------------------
                                                            March 28,          March 29,
                                                              1999                1998
                                                       -----------------   ----------------
(In Thousands)                                                   (In Thousands)
Total contribution for reportable
 segments                                                  $  2,163          $  1,667
Administrative expense not
 allocated to segments                                       (1,344)             (981)
Store opening/closing expenses                                 (275)             (130)
Other expense                                                   (66)
Interest income                                                  47
Interest expense                                                (99)              (55)
                                                           --------          --------
Consolidated income (loss) before tax                      $    426          $    501
                                                           ========          ========

Reconciliation of Significant Items

                                                 Segment                        Consolidated
                                                  Totals        Corporate          Totals
                                             --------------   --------------   --------------
                                                              (In Thousands)

March 28, 1999
Inventories                                      $14,448        $ 3,777          $18,225
Total assets                                      30,053         10,334           40,387

4.  Income Tax Provision

     The effective income tax rate for the first 13 weeks of fiscal 1999 was 35.2% compared to a 35.0% effective tax rate for the first 13 weeks of fiscal 1998. The fluctuation in rate was primarily due to state income tax expense and varying profits in international locations where tax rates differ from U.S. rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements which may constitute forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from predicted results. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward looking. Factors that could affect the Company's actual results include, but are not limited to: (i) transportation difficulties; (ii) isolation of store operations from corporate management;
(iii) weather and other risks associated with island operations, (iv) dependence on expansion outside the U.S.; (v) dependence on key personnel and local managers; (iv) reliance on computer systems; (v) risks associated with significant growth; and (vi) competition. More information about factors that could affect the Company's financial results is included in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Company's 10-K for the year ended December 27, 1998 and filed on March 26, 1999 with the Securities Exchange Commission.

Overview

     During the first quarter ended March 28, 1999, the Company operated eleven retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (2); Netherlands Antilles (1) and California (1). Although the Company's stores are patterned after the warehouse club concept, the stores (i) are smaller (averaging 29,300 square feet vs. large format warehouse clubs of approximately 130,000 square feet), (ii) target niche markets, including foreign island countries (and U.S. Territories and states) where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee.

     Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to the additional holiday sales. Operating profits have varied by quarter primarily as a result of store opening and closing expenses. For the 13-weeks of 1999 and 1998, store opening costs totaled $275,000 and $130,000 respectively. For the remainder of 1999, the Company does not expect to incur any store closure costs. Store opening costs are expected to be lower in the second and third quarter and higher for the fourth quarter due to planned store openings.

Comparison of the 13 Weeks Ended March 28, 1999 and March 29, 1998

     Net Sales: Net sales for the first 13 weeks of fiscal 1999 increased 19.6% to $37,987,000 from $31,753,000 during the first 13 weeks of fiscal 1998, primarily due to two new stores in Fiji, a new store in Curacao that opened March 2, 1999, and a strong comparable-store sales increase of 10.6% (stores open for a full 13 months). The increase in comparable-store sales was primarily due to continued improvement in product mix and a strong demand for high quality merchandise at a low cost.

     Gross Profit: Gross profit in the first 13 weeks of fiscal 1999 increased to $6,386,000 from $5,202,000 in the first 13 weeks of fiscal 1998. Gross profit margin increased to 16.8% in the first 13 weeks of fiscal 1999 compared to 16.4% for the first 13 weeks of fiscal 1998, primarily due to lower freight costs and improved merchandising.

     Operating Expenses: Store expenses for the first 13 weeks of fiscal 1999 increased 19.5% to $4,223,000 from $3,535,000 during the first 13 weeks of fiscal 1998. As a percentage of net sales, store expenses were the same for the first 13 weeks of 1999 as the first 13 weeks of 1998, at 11.1%.

     General and administrative expenses increased $363,000, or 37.0%, to $1,344,000 for the first 13 weeks of fiscal 1999 from $981,000 for the first 13 weeks of fiscal 1998. General and administrative expenses increased as a percentage of net sales to 3.5% for the first 13 weeks of fiscal 1999 compared to 3.1% for the fiscal year 1998. These increases were primarily due to costs associated with the Company's expansion program and expenses related to public company activities.

     Store opening expenses were $275,000 in the first 13 weeks of fiscal 1999 compared to $130,000 in the first 13 weeks of fiscal 1998. The increase is primarily due to the opening of a new store in Curacao on March 2, 1999 and expenses incurred in advance of the planned store openings in the 4th quarter of 1999.

     Other Income (expense): Interest income of $47,000 for the first 13 weeks of fiscal 1999 was generated from interest bearing deposits from the net proceeds from the initial public offering completed on July 23, 1998. There was no interest income for the prior year 13 weeks.

     Interest expense increased to $99,000 for the first 13 weeks of 1999 from $55,000 for the first 13 weeks of fiscal 1998 due primarily to interest on the long term debt secured by the new St. Thomas store facility that opened June 25, 1998.

     The Company incurred a one-time cost of approximately $66,000 associated with the adoption of a Shareholder Rights Plan on March 15, 1999. The Company believes that a Shareholder Rights Plan will provide the Board of Directors with a highly effective tool in the event of a hostile takeover attempt by forcing a prospective acquirer to negotiate directly with the Board of Directors, thereby helping to maximize shareholder value.

     Income Tax Provision: The effective income tax rate in the first 13 weeks of fiscal 1999 was 35.2% compared with 35.0% for the first 13 weeks of fiscal 1998.

     Net Income: Net income for the first 13 weeks of fiscal 1999 decreased to $276,000 or $0.08 per share (diluted), compared to net income of $326,000 or $0.15 per share (diluted), for the first 13 weeks of fiscal 1998. Diluted common shares outstanding increased to 3,609,083 in the first quarter of 1999 from 2,150,935 for the first quarter of fiscal 1998, primarily as a result of the shares sold in the Company's Initial Public Offering and a concurrent private placement in July 1998.

     Shares outstanding at the end of the first quarter were 3,539,961 compared to 1,999,961 shares outstanding at the end of the first quarter of fiscal 1998.

Liquidity and Capital Resources

     The discussion below contains forward-looking statements that involve risks and uncertainties, and should be read in conjunction with the disclosure in the Company's 10-K for the year ended December 27, 1998, filed on March 26, 1999. Actual results may differ materially.

     The Company has historically financed its operations with internally generated funds, the Company's credit facilities and private equity transactions. In July 1998, the Company raised $8.7 million in net proceeds from its initial public offering and a concurrent private placement.

     Net cash provided by (used in) operations was $479,000 and ($36,000) for the first 13 weeks of 1999 and 1998, respectively.

     Net cash used in investing activities was $436,000 and $1,776,000 for the first 13 weeks of 1999 and 1998, respectively. A significant portion of the equipment for the new Curacao store that opened March 2, 1999 was acquired in the fourth quarter of 1998. In the first 13 weeks of 1998, the Company was acquiring equipment for the new store in St. Thomas, U.S. Virgin Islands and Nadi, Fiji, resulting in a significantly higher investment.

     Net cash provided by financing activities was $920,000 and $778,000 for first 13 weeks of 1999 and 1998, respectively. In the first 13 weeks of 1999 the increase in cash from financing activities was a result of borrowings under the Company's line of credit whereas in the first 13 weeks of 1998 the proceeds resulted from long term financing.

     In April 1999, the Company renewed and increased its line of credit with Bank of America NT&SA d.b.a. "Seafirst Bank" to $8.0 million, which expires May 1, 2000. Borrowings under the credit facility bear interest at the bank's prime rate or at LIBOR plus 1.5%. The collateral for the line of credit consists of inventories, equipment and trade accounts receivable. Borrowings under the line of credit as of March 28, 1999 were $1,203,000. The borrowings were repaid in April 1999 and the Company expects to utilize the credit facilities until fourth quarter of 1999 as a result of new store openings.

     In 1998, the Company entered into a loan agreement and borrowed $2.0 million from Banco Popular de Puerto Rico ("Banco Popular") payable with interest at the bank's prime rate plus 1.0% (9.5% at March 28, 1999) maturing on June 1, 2013. As of March 28, 1999, the Company owed $1,911,000 on the note. The note is secured by a first priority leasehold mortgage on the St. Thomas store and is governed by a loan agreement containing certain covenants applicable to the Company's subsidiary that owns such store. The subsidiary is currently in compliance with such covenants.

     In 1998, the Company entered into a loan agreement and borrowed $1.0 million from Seafirst Bank, payable with interest at 7.77%, maturing on April 30, 2000 and is secured by the same collateral securing the line of credit with Seafirst Bank. As of March 28, 1999, the Company owed $602,000 on the note.

     The Company estimates that its total cash outlay for opening a typical island store will be approximately $1.8 million. The Company plans to open three stores in 1999 in addition to the Curacao store that opened on March 2, 1999, and open six stores in 2000. The Company also recognizes that its ability to open these stores before the end of fiscal 1999 is subject to considerable risk and that further delays as a result of weather and other factors outside of the Company's control could result in one or more of these store openings to be delayed. When opening a new store, as well as on an on-going basis, the Company expects to finance a substantial portion of its merchandise inventory cost by using a combination of vendor and bank financing. However, there can be no assurance that this level of financing will be available in the future on terms acceptable to the Company.

     The Company is currently negotiating a $2.0 million credit facility for the construction of its store in St. Maarten, Netherlands Antilles and anticipates that the terms and conditions will be similar to the loan agreement with Banco Popular secured by the St. Thomas store.

     The Company believes that the amounts available on its current credit facility, existing cash available for working capital purposes, new credit facilities for the construction of the St. Maarten store, and cash flow from future operations will be sufficient to open the stores planned in its expansion in 1999 and 2000. The Company expects additional increases in the Company's existing line of credit and additional long term debt financing for both new store construction and equipment will be obtainable as needed. However, there are no assurances that such financing will be available when the Company needs it.

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

     Although most of the Company's hardware and software are Year 2000 compliant, some programming changes are not scheduled to be completed on certain custom programs until July 1, 1999. In addition, the backroom software at the Company's stores runs on stand alone personal computers running in a DOS environment that requires modifications to be Year 2000 compliant. Upon completion of an upgrade to the corporate system software, scheduled to be completed by July 1, 1999, this backroom system will be obsolete. Contingency plans are in place to modify the existing backroom software and hardware should the upgrade not be completed before Year 2000.

     Management believes that sourcing product from alternative vendors that are Year 2000 compliant will minimize any potential interruption in product, if one or more vendors are not able to deliver product in accordance with terms of any purchase order. The availability of power is considered a significant concern by management. Although most of the local power companies servicing the islands that the Company operates have acknowledged Year 2000 compliance, the Company's back-up generators can provide a secondary source of power. The Company has experienced disruption in power for extended periods of time on numerous occasions as a result of hurricanes and believes that the backup generators will allow the stores to continue to operate should any power outages occur as a result of Year 2000 problems. There can be no assurances, however, that disruptions resulting from Year 2000 issues will not adversely affect the Company's results of operations or financial position.

Effect of Recently Issued Accounting Standards

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The Company adopted the SOP on January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The adoption of the SOP did not have a material impact on consolidated results of operations, financial position, or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.1    Computation of Earnings Per Share*

     27.1    Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated March 15, 1999, reporting on Items 5 and 7, relating to the declaration by the Board of Directors of the Company of a dividend of one preferred share purchase right for each outstanding share of common stock of the Company, in connection with a Shareholder Rights Agreement entered into between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent.

*  See Note 2 to the Unaudited Condensed Consolidated Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COST-U-LESS, INC.
                                       (Registrant)

Date      5/11/99                      /s/  Michael J. Rose
    ---------------------              ---------------------------------------
                                       Michael J. Rose
                                       Chairman of the Board, President and
                                       Chief Executive Officer


Date      5/11/99                     /s/  Allan C. Youngberg
    ---------------------             ----------------------------------------
                                      Allan C. Youngberg
                                      Executive Vice President, Chief Financial
                                      Officer, Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit Number                Description
--------------                -----------

11.1                          Computation of Earnings Per Share*

27.1                          Financial Data Schedule

________________

*  See Note 2 to the Unaudited Condensed Consolidated Financial Statements