Form 10-Q
period 1999-06-27
COST U LESS INC
filed 1999-08-11
CIK 851368

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]YES [_]NO.

     The registrant had 3,547,340 common shares, par value $0.001, outstanding at June 27, 1999.

                               COST-U-LESS, INC.

                              INDEX TO FORM 10-Q

                        PART 1-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.............................................   2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................  11


                          PART 2-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  17

                        PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Cost-U-Less, Inc.'s (the "Company" or "Cost-U-Less") unaudited condensed consolidated balance sheet as of June 27, 1999, and the condensed consolidated balance sheet as of December 27, 1998, unaudited condensed consolidated statements of income for the 13 and 26 weeks ended June 27, 1999, and June 28, 1998 and the unaudited condensed consolidated statements of cash flows for the 26 weeks then ended are included below. Also, included below are notes to the unaudited condensed consolidated financial statements.

     The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 1999 is a 52-week year with period four ending on December 26, 1999.

                               COST-U-LESS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                          June 27,    December 27,
                                                                                            1999          1998
                                                                                       ---------------------------
                                                                                         (Unaudited)
                                                   ASSETS
Current assets:
 Cash and cash equivalents                                                             $      1,291   $      4,289
 Receivables, net                                                                             1,676          1,853
 Inventories, net                                                                            19,423         16,685
 Other current assets                                                                         1,381            721
                                                                                       ---------------------------
  Total current assets                                                                       23,771         23,548

Property and equipment, net                                                                  12,867         12,712
Deposits and other assets                                                                       966            957
                                                                                       ---------------------------
  Total assets                                                                         $     37,604   $     37,217
                                                                                       ===========================
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                      $     11,168   $     11,420
 Accrued expenses and other liabilities                                                       1,994          1,832
 Line of credit                                                                                 359              -
 Current portion of long-term liabilities                                                     1,142          1,055
                                                                                       ---------------------------
Total current liabilities                                                                    14,663         14,307

Deferred rent                                                                                   428            524
Long-term debt, less current portion                                                          1,744          2,036
Capital lease obligations, less current portion                                                 410            754
                                                                                       ---------------------------
Total liabilities                                                                            17,245         17,621
Total shareholders' equity                                                                   20,359         19,596
                                                                                       ---------------------------
Total liabilities and shareholders' equity                                             $     37,604   $     37,217
                                                                                       ===========================



  The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)

                                  (Unaudited)

                                                  13 WEEKS ENDED            26 WEEKS ENDED
                                           ---------------------------------------------------
                                              June 27,     June 28,     June 27,     June 28,
                                                1999         1998         1999         1998
                                           ---------------------------------------------------
Net sales                                  $     41,227   $   31,453   $   79,214   $   63,205
Merchandise costs                                34,358       26,159       65,960       52,711
                                           ---------------------------------------------------
Gross profit                                      6,869        5,294       13,254       10,494

Operating expenses:
 Store                                            4,551        3,655        8,774        7,189
 General and administrative                       1,366          890        2,710        1,871
 Store opening                                      142          334          417          464
 Store closing                                        0          244            0          244
                                           ---------------------------------------------------
Total operating expenses                          6,059        5,123       11,901        9,768
                                           ---------------------------------------------------
Operating income                                    810          171        1,353          726

Other income (expense):
    Interest income                                  23            -           71            -
    Interest expense                               (123)         (80)        (222)        (134)
    Other                                             9            -          (57)           -
                                           ---------------------------------------------------
Income before income taxes                          719           91        1,145          592

Income tax provision                                242           29          392          205
                                           ---------------------------------------------------
Net income                                 $        477   $       62   $      753   $      387
                                           ===================================================
Earnings per common share:
 Basic                                     $       0.13   $     0.03   $     0.21   $     0.19
 Diluted                                           0.13         0.03         0.21         0.18

Weighted average common shares
 outstanding                                  3,547,340    1,999,961    3,543,651    1,999,961
                                           ===================================================
Weighted average common shares
 outstanding, assuming dilution               3,611,977    2,123,383    3,610,530    2,134,971
                                           ===================================================

   The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                  (Unaudited)

                                                                                            26 WEEKS ENDED
                                                                                       ---------------------
                                                                                         June 28,   June 28,
                                                                                           1999       1998
                                                                                       ---------------------
Operating activities
Net income                                                                             $      753   $    387
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                                                737        486
  Writedown of property and equipment                                                          37        203
  Deferred tax (benefit) provision                                                           (213)        33
  Stock compensation                                                                                      75
  Reserve for bad debts                                                                        30         39
  Cash provided by (used in) changes in operating
   assets and liabilities:
     Receivables                                                                              147        209
     Refundable income taxes                                                                              68
     Inventories                                                                           (2,738)    (2,702)
     Prepaid expenses                                                                        (446)    (1,258)
     Deposits and other assets                                                                 (9)      (313)
     Accounts payable                                                                        (252)       183
     Accrued expenses                                                                         113        449
     Income tax payable                                                                        49       (141)
     Deferred rent                                                                            (96)        43
                                                                                       ---------------------
Net cash used in operating activities                                                      (1,888)    (2,239)

Investing activity - purchases of property and equipment                                     (928)    (4,284)

Financing activities
Net borrowings under line of credit                                                           359      4,706
Proceeds from long-term debt                                                                           2,771
Principal payments on long-term debt                                                         (314)      (473)
Payments on capital lease obligations                                                        (235)      (198)
Net proceeds from sale of common stock                                                         17
Unrealized foreign exchange loss                                                               (8)       (19)
                                                                                       ---------------------
Net cash provided by (used in) financing activities                                          (180)     6,787
                                                                                       ---------------------
Net increase (decrease) in cash and cash equivalents                                       (2,997)       264

Cash and cash equivalents at beginning of year                                              4,288      1,027
                                                                                       ---------------------
Cash and cash equivalents at end of year                                               $    1,291   $  1,291
                                                                                       =====================
Supplemental disclosure of cash flow information
Cash paid during the period for:
 Interest                                                                              $      223   $    184
 Income taxes                                                                          $      243   $    246

   The accompanying notes are an integral part of these financial statements

                               COST-U-LESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Summary of Significant Accounting Policies

Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in "island" markets in U.S. territories and foreign markets throughout the Pacific and the Caribbean. At June 27, 1999, the Company operated eleven stores located in Hawaii, U.S. Virgin Islands, Guam, American Samoa, Fiji, Netherlands Antilles and California.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 27, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the 13 weeks and 26 weeks ended June 27, 1999, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's 10-K filed on March 26, 1999.

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

                               COST-U-LESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income

     Statement No. 130, Reporting Comprehensive Income requires the Company's foreign currency translation adjustments to be included in other comprehensive income. For the 13 weeks ended June 27, 1999 and June 28, 1998, total comprehensive income amounted to $496,000 and $62,000, respectively. For the 26 weeks ended June 27, 1999 and June 28, 1998, total comprehensive income amounted to $745,000 and $368,000, respectively.

Earnings Per Share

     Basic earnings per share is computed on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where inclusion is antidilutive.

Recent Accounting Pronouncements

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company adopted the SOP on December 28, 1998. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The adoption of the SOP did not have a material impact on consolidated results of operations, financial position, or cash flows.

     In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. The Company adopted the SOP on December 28, 1998. The SOP requires that the costs of start-up activities be expensed as incurred. Start-up activities include those one-time activities related to opening a new store or conducting business in a new territory. The adoption of the SOP did not have any impact on consolidated results of operations, financial position, or cash flows.

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

                               COST-U-LESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   13 Weeks Ended                      26 Weeks Ended
                                         ---------------------------------   ---------------------------------
                                             June 27,          June 28,          June 27,          June 28,
                                               1999              1998              1999              1998
                                         ---------------------------------   ---------------------------------
                                                          (In thousands except per-share data)
Numerator:
 Net income                              $           477      $         62   $           753   $           387
Denominator:
 Denominator for basic earnings per
  share - weighted average shares              3,547,340         1,999,961         3,543,651         1,999,961

Effect of dilutive securities:
 Stock options and warrants                       64,637           123,422            66,897           135,010
Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversion of stock
 options and warrants                          3,611,977         2,123,383         3,610,530         2,134,971



Basic earnings per common share          $          0.13      $       0.03   $          0.21   $          0.19
Diluted earnings per common share        $          0.13      $       0.03   $          0.21   $          0.18

3.  Segment Information

                                       Island            Mainland
                                       Stores             Stores             Other            Totals
                                  ---------------   ---------------    ---------------   ---------------
                                                               (In Thousands)
26 Weeks Ended June 27, 1999
Net sales                         $        74,255   $         3,443    $         1,516   $        79,214
Contribution (loss)                         3,963               (51)               568             4,480
Store opening expense                         417                 -                  -               417
Store operating profit (loss)               3,546               (51)               568             4,063

Segment inventories                        14,613               820                  -            15,433
Segment total assets                       29,139             1,340                  -            30,479

26 Weeks Ended June 28, 1998
Net sales                         $        58,924   $         3,246    $         1,035   $        63,205
Contribution (loss)                         3,127               (42)               220             3,305
Store opening expense                         464                 -                  -               464
Store closing expense                         244                 -                  -               244
Store operating profit (loss)               2,420               (42)               220             2,597

Segment inventories                        11,605               673                  -            12,278
Segment total assets                       23,164             1,233                  -            24,397

13 Weeks Ended June 27, 1999
Net sales                                  38,209             1,751              1,267            41,227
Contribution (loss)                         1,936               (13)               394             2,318
Store opening expense                         142                 -                  -               142
Store operating profit (loss)               1,794               (13)               394             2,176

13 Weeks Ended June 28, 1998
Net sales                                  29,377             1,676                400            31,453
Contribution (loss)                         1,545                (7)               101             1,639
Store opening expense                         334                 -                  -               334
Store closing expense                         244                 -                  -               244
Store operating profit (loss)                 967                (7)               101             1,061

Reconciliation of Income Contribution to Consolidated Income before Tax

                                                26 Weeks Ended                      13 Weeks Ended
                                      --------------------------------    --------------------------------
                                          June 27,          June 28,          June 27,          June 28,
                                            1999              1998              1999              1998
                                      --------------    --------------    --------------    --------------
                                                                  (In Thousands)
Total contribution for reportable
 segments                                  $   4,480         $   3,305         $   2,318         $   1,639
Administrative expense not
 allocated to segments                        (2,710)           (1,871)           (1,366)             (890)
Store opening/closing expense                   (417)             (708)             (142)             (578)
Other income / expense                           (57)                                  9
Net interest expense                            (151)             (134)             (100)              (80)
                                      --------------    --------------    --------------    --------------
Consolidated income before tax             $   1,145         $     592         $     719         $      91
                                      ==============    ==============    ==============    ==============

Reconciliation of Significant Items

                                                      Segment                          Consolidated
                                                      Totals           Corporate          Totals
                                                 ---------------   ---------------   ---------------
                                                                    (In Thousands)
Inventories                                           $   15,433         $   3,990        $   19,423
Total assets                                          $   30,479         $   7,125        $   37,604

4.   Income Tax Provision

     The effective income tax rate for the second quarter of fiscal 1999 was 33.7% compared to a 32.2% effective tax rate for the second quarter of fiscal 1998. The fluctuation in rate was primarily due to state income tax expense and varying profits in international locations where tax rates differ from U.S. rates.

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

Overview

     During the second quarter ended June 27, 1999, the Company operated eleven retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (2); Netherlands Antilles (1) and California (1). Although the Company's stores are patterned after the warehouse club concept, the stores (i) are smaller (averaging 29,300 square feet vs. large format warehouse clubs of approximately 130,000 square feet), (ii) target niche markets, including foreign island countries (and U.S. Territories and states) where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee.

     Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to the additional holiday sales. Operating profits have varied by quarter primarily as a result of store opening and closing expenses. For the second quarter ended June 27, 1999 store opening costs totaled $142,000. For the second quarter ended June 28, 1998, store opening costs totaled $334,000 and store closing (relocation) costs totaled $244,000. For the first two quarters of fiscal 1999, store opening costs totaled $417,000 whereas for the first two quarters ended June 28, 1998, store opening costs totaled $464,000 and store closing (relocation) costs totaled $244,000. For the remainder of 1999, the Company does not expect to incur any store closure costs. Store opening costs for the third quarter are expected to be in line with the second quarter and higher for the fourth quarter due to planned store openings.

Comparison of the 13 Weeks Ended June 27, 1999 and June 28, 1998

     Net Sales: Net sales for the second quarter of fiscal 1999 increased 31.1% to $41,227,000 from $31,453,000 during the second quarter of fiscal 1998, primarily due to two new stores in Fiji, a new store in Curacao that opened March 2, 1999, and a strong comparable-store sales increase of 9.8% (stores open for a full 13 months). The increase in comparable-store sales was primarily due to continued improvement in product mix and a strong demand for high quality merchandise at a low cost.

     Gross Profit: Gross profit in the second quarter of fiscal 1999 increased to $6,869,000 from $5,294,000 in the second quarter of fiscal 1998. Gross profit margin at 16.7% of sales for the second quarter of fiscal 1999, was consistent with a gross profit margin of 16.8% for the second quarter of fiscal 1998.

     Operating Expenses: Store expenses for the second quarter of fiscal 1999 increased 24.5% to $4,551,000 from $3,655,000 during the second quarter of fiscal 1998. As a percentage of net sales, store expenses decreased to 11.0% for the second quarter of 1999 compared to 11.6% for the second quarter of 1998 due to increased operating efficiencies.

     General and administrative expenses increased $476,000, or 53.5%, to $1,366,000 for the second quarter of fiscal 1999 from $890,000 for the second quarter of fiscal 1998. General and administrative expenses increased as a percentage of net sales to 3.3% for the second quarter of fiscal 1999 compared to 2.8% for the fiscal year 1998. These increases were primarily due to costs associated with the Company's expansion program and expenses related to public company activities. The Company completed its initial public offering in July 1998.

     Store opening expenses were $142,000 in the second quarter of fiscal 1999 compared to $334,000 in the second quarter of fiscal 1998. There were no closing expenses in the second quarter of 1999 compared to $244,000 closing expenses in the second quarter of 1998. The closing expenses in the second quarter of 1998 related to the relocation of the store on the island of St. Thomas. Opening expenses were higher in the second quarter of 1998 due to opening of the new St. Thomas store and expenses related to the opening of the store in Nadi, Fiji, which opened on July 1, 1998. Store opening expenses in the second quarter of 1999 are for expenses incurred in advance of the planned store openings in the fourth quarter of 1999, and first quarter of 2000.

     Other Income (expense): Interest income of $23,000 for the second quarter of fiscal 1999 was generated from interest bearing deposits from the net proceeds from the initial public offering completed on July 23, 1998. There was no interest income in the second quarter of 1998.

     Interest expense increased to $123,000 for the second quarter of 1999 from $80,000 for the second quarter of fiscal 1998 due primarily to interest on the long term debt secured by the new St. Thomas store facility that opened June 25, 1998.

     Income Tax Provision: The effective income tax rate in the second quarter
of fiscal 1999 was   33.6% compared with 32.1% for the second quarter of fiscal
1998.

     Net Income: Net income for the second quarter of fiscal 1999 increased to $477,000 or $0.13 per share (diluted), compared to net income of $62,000 or $0.03 per share (diluted), for the second quarter of fiscal 1998. Diluted common shares outstanding increased to 3,611,977 in the second quarter of 1999 from 2,123,383 for the second quarter of fiscal 1998, primarily as a result of the shares sold in the Company's initial public offering and a concurrent private placement in July 1998.

     Shares outstanding at the end of the second quarter were 3,547,340 compared to 1,999,961 shares outstanding at the end of the second quarter of fiscal 1998.

Comparison of the 26 Weeks Ended June 27, 1999 and June 28, 1998

     Net Sales: Net sales for the first two quarters of fiscal 1999 increased 25.3% to $79,214,000 from $63,205,000 during the first two quarters of fiscal 1998, primarily due to two new stores in Fiji, a new store in Curacao that opened March 2, 1999, and a strong comparable-store sales increase of 10.2% (stores open for a full 13 months). The increase in comparable-store sales was primarily due to continued improvement in product mix and a strong demand for high quality merchandise at a low cost.

     Gross Profit: Gross profit in the first two quarters of fiscal 1999 increased to $13,254,000 from $10,494,000 in the first two quarters of fiscal 1998. Gross profit margin at 16.7% of sales for first two quarters of fiscal 1999, was consistent with a gross profit margin of 16.6% for the first two quarters of fiscal 1998.

     Operating Expenses: Store expenses for the first two quarters of fiscal 1999 increased 22.0% to $8,774,000 from $7,189,000 during the first two quarters second quarter of fiscal 1998. As a percentage of net sales, store expenses decreased to 11.1% for the first two quarters of 1999 compared to 11.4% for the first two quarters of 1998 due to increased operating efficiencies.

     General and administrative expenses increased $839,000 or 44.8%, to $2,710,000 for first two quarters of fiscal 1999 from $1,871,000 for the first two quarters of fiscal 1998. General and administrative expenses increased as a percentage of net sales to 3.4% for the first two quarters of fiscal 1999 compared to 3.0% for the first two quarters of fiscal year 1998. These increases were primarily due to costs associated with the Company's expansion program and expenses related to public company activities. The Company completed its initial public offering in July 1998.

     Store opening expenses were $417,000 in the first two quarters of fiscal 1999 compared to $464,000 in the first two quarters of fiscal 1998. There were no closing expenses in the first two quarters of 1999 compared to $244,000 closing expenses in the first two quarters of 1998. The closing expenses in the first two quarters of 1998 related to the relocation of the store on the island of St. Thomas. Store opening expenses in the first two quarters of 1999 are for expenses related to the opening of the store in Curacao, Netherlands Antilles, which opened on March 2, 1999 and expenses incurred in advance of the planned store openings in the fourth quarter of 1999, and first quarter of 2000.
Opening expenses in the first two quarters of 1998 were impacted by two store openings, including the opening of the new St. Thomas store and expenses related to the opening of the store in Nadi, Fiji, which opened on July 1, 1998.

     Other Income (expense): Interest income of $71,000 for the first two quarters of fiscal 1999 was generated from interest bearing deposits from the net proceeds from the initial public offering completed on July 23, 1998. There was no interest income in the first two quarters of 1998.

     Interest expense increased to $222,000 for the first two quarters of 1999 from $134,000 for the first two quarters of fiscal 1998 due primarily to interest on the long-term debt secured by the new St. Thomas store facility that opened June 25, 1998.

     Income Tax Provision: The effective income tax rate in the first two quarters of fiscal 1999 was 34.2% compared with 34.6% for the first two quarters of fiscal 1998.

     Net Income: Net income for the first two quarters of fiscal 1999 increased to $753,000 or $0.21 per share (diluted), compared to net income of $387,000 or $0.18 per share (diluted), for the first two quarters of fiscal 1998. Diluted weighted average common shares outstanding increased to 3,610,530 in the first two quarters of 1999 from 2,134,971 for the first two quarters of fiscal 1998, primarily as a result of the shares sold in the Company's initial public offering and a concurrent private placement in July 1998.

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

     Net cash used in operations was $1,888,000 and $2,239,000 for the first two quarters of 1999 and 1998, respectively. In the first two quarters of 1999 cash was used primarily to supply inventories for the new store in Curacao that opened March, 2 1999. In the first two quarters of 1998, cash was used primarily to supply inventories for the new stores that opened in St. Thomas USVI at the end of the second quarter and Fiji that opened July 2, 1998.

     Net cash used in investing activities was $928,000 and $4,284,000 for the first two quarters of 1999 and 1998, respectively. A significant portion of the equipment for the new Curacao store that opened March 2, 1999 was acquired in the fourth quarter of 1998. In the first two quarters of 1998, the Company was acquiring equipment for the new store in St. Thomas, U.S. Virgin Islands and Nadi, Fiji, resulting in a significantly higher investment.

     Net cash provided by (used in) financing activities was ($181,000) and $6,787,000 for first two quarters of 1999 and 1998, respectively. In the first two quarters of 1999 principal payments on long term debt and capital lease payments were partia1ly offset by borrowing under the Company's line of credit. For the first two quarters of 1998 cash provided by financing activities resulted from proceeds under the Company's line of credit and proceeds from long term financing.

     In April 1999, the Company renewed and increased its line of credit with Bank of America NT&SA d.b.a. "Seafirst Bank" to $8.0 million, which expires May 1, 2000. Borrowings under the credit facility bear interest at the bank's prime rate or at LIBOR plus 1.5%. The collateral for the line of credit consists of inventories, equipment and trade accounts receivable. Borrowings under the line of credit as of June 27, 1999 were $359,000. The borrowings were repaid in July 1999 and the Company expects to utilize the credit facilities until the fourth quarter of 1999 as a result of new store openings.

     In 1998, the Company entered into a loan agreement and borrowed $2.0 million from Banco Popular de Puerto Rico ("Banco Popular") payable with interest at the bank's prime rate plus 1.0% (8.75% at June 27, 1999) maturing on June 1, 2013. As of June 27, 1999, the Company owed $1,877,000 on the note.
The note is secured by a first priority leasehold mortgage on the St. Thomas store and is governed by a loan agreement containing certain covenants applicable to the Company's subsidiary that owns such store. The subsidiary is currently in compliance with such covenants.

     In 1998, the Company entered into a loan agreement and borrowed $1.0 million from Seafirst Bank, payable with interest at 7.77%, maturing on April 30, 2000 and is secured by the same collateral securing the line of credit with Seafirst Bank. As of June 27, 1999, the Company owed $478,000 on the note.

     The Company is currently negotiating a $2.0 million credit facility for the construction of its store in St. Maarten, Netherlands Antilles and anticipates that the terms and conditions will be similar to the loan agreement with Banco Popular secured by the St. Thomas store.

     The Company estimates that its total cash outlay for opening a typical island store will be approximately $1.8 million. The Company plans to open one store in 1999 in addition to the Curacao store that opened on March 2, 1999, and open four stores in 2000. Construction is currently underway on the store in St. Maarten and two stores in New Zealand. The Company also recognizes that its ability to open these stores is subject to considerable risk and that further delays as a result of weather and other factors outside of the Company's control could result in one or more of these store openings to be delayed. When opening a new store, as well as on an on-going basis, the Company expects to finance a substantial portion of its merchandise inventory cost by using a combination of vendor and bank financing. However, there can be no assurance that this level of financing will be available in the future on terms acceptable to the Company.

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

Year 2000 Compliance

     The Company believes that all of its material systems are Year 2000-compliant, and expects that its total costs to make all its systems Year 2000-compliant will be less than $100,000. The Company has contacted all of its inventory suppliers plus other vendors and suppliers with which its systems interface and exchange data or upon which it business depends, such as banks, security alarm monitoring providers, refrigeration equipment suppliers and maintenance providers and other service suppliers. These efforts are designed to minimize the extent to which the Company's business will be vulnerable in the event of the failure of these third parties to remedy their own Year 2000 issues.

     The Company's core business systems are now Year 2000 compliant. All programming changes for Year 2000 compliance were completed by July 1, 1999. A final test of the core systems is scheduled to be completed by August 31, 1999. In addition, the backroom software at the Company's stores runs on stand alone personal computers running in a DOS environment that requires modifications to be Year 2000 compliant. These stand alone systems at the Company's stores are currently being replaced with systems that bring them on line with the Corporate system. This process is scheduled to be completed by October 31, 1999. Contingency plans are in place to modify the existing backroom software and hardware should the upgrade not be completed before Year 2000.

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

                                     COST-U-LESS, INC.
                                     (Registrant)



Date______________________           /s/  Michael J. Rose
                                     -------------------------------------------
                                     Michael J. Rose
                                     Chairman of the Board, President and
                                     Chief Executive Officer


Date______________________           /s/ Martin P. Moore
                                     -------------------------------------------
                                     Martin P. Moore
                                     Interim Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number           Description
--------------           -----------

11.1                     Computation of Earnings Per Share*

27.1                     Financial Data Schedule

________________

*  See Note 2 to the Unaudited Condensed Consolidated Financial Statements