Form 10-Q
period 1999-09-26
COST U LESS INC
filed 1999-11-10
CIK 851368

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO ___________

                       COMMISSION FILE NUMBER    0-24543


                               COST-U-LESS, INC.
            (Exact name of registrant as specified in its charter)

               Washington                                   91-1615590
(State or other jurisdiction of incorporation            (I.R.S. Employer
            or organization)                            Identification No.)

                            12410 SE 32/ND/ STREET

                          BELLEVUE, WASHINGTON  98005
              (Address of principal executive office)  (Zip Code)

                                (425) 644-4241
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / /NO.

     The registrant had 3,576,858 common shares, par value $0.001, outstanding at September 26, 1999.

                               COST-U-LESS, INC.

                              INDEX TO FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...............................................   1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...............................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  15

                          PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................  15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  15

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Cost-U-Less, Inc.'s (the "Company" or "Cost-U-Less") unaudited condensed consolidated balance sheet as of September 26, 1999, and the condensed consolidated balance sheet as of December 27, 1998, unaudited condensed consolidated statements of income for the 13 and 39 weeks ended September 26, 1999, and September 27, 1998 and the unaudited condensed consolidated statements of cash flows for the 39 weeks then ended are included below. Also, included below are notes to the unaudited condensed consolidated financial statements.

The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 1999 is a 52-week year with period four ending on December 26, 1999.

                               COST-U-LESS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                    September 26, 1999  December  27, 1998
                                                                    --------------------------------------
                                                                        (Unaudited)
                                             ASSETS
Current assets                                                         $   1,829                  $ 4,289
 Cash and cash equivalents                                                 1,709                    1,696
 Receivables, net                                                         22,291                   16,685
 Inventories, net                                                          1,507                      878
 Other current assets                                                  ---------                  -------

   Total current assets                                                   27,336                   23,548

Property and equipment, net                                               13,327                   12,712
Deposits and other assets                                                  1,037                      957
                                                                       ---------                  -------
   Total assets                                                        $  41,700                  $37,217
                                                                       =========                  =======


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                      $  13,670                  $11,420
 Accrued expenses and other liabilities                                    1,965                    1,832
 Line of credit                                                            1,939                        -
 Current portion of long-term debt and capital lease obligations           1,127                    1,055
                                                                       ---------                  -------
Total current liabilities                                                 18,701                   14,307

Deferred rent                                                                379                      524
Long-term debt less current portion                                        1,730                    2,036
Capital lease obligations, less current portion                              198                      754
                                                                       ---------                  -------

Total liabilities                                                         21,008                   17,621

Total shareholders' equity                                                20,692                   19,596
                                                                       ---------                  -------

Total liabilities and shareholders' equity                             $  41,700                  $37,217
                                                                       =========                  =======

  The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)

                                  (Unaudited)


                                                  13 WEEKS ENDED            39 WEEKS ENDED
                                             -------------------------------------------------
                                              Sept. 26,    Sept. 27,    Sept. 26,    Sept. 27,
                                                1999         1998         1999         1998
                                             -------------------------------------------------
Net sales                                    $   41,221   $   32,958   $  120,435   $   96,163
Merchandise costs                                34,438       27,501      100,397       80,211
Gross profit                                      6,783        5,457       20,038       15,952

Operating expenses:
 Store                                            4,529        3,769       13,303       10,958
 General and administrative                       1,377        1,089        4,087        2,960
 Store opening                                      294           83          712          547
 Store closing                                        0            0            0          244
                                             -------------------------------------------------
Total operating expenses                          6,200        4,941       18,102       14,709
                                             -------------------------------------------------
Operating income                                    583          516        1,936        1,243

Other income (expense):
 Other expense                                        0          (10)         (57)         (10)
 Interest income                                      2           57           73           57
 Interest expense                                   (85)        (126)        (308)        (260)
                                             -------------------------------------------------
Income before income taxes                          500          437        1,644        1,030

Income tax provision                                180          149          572          354
                                             -------------------------------------------------
Net income                                   $      320   $      288   $    1,072   $      676
                                             =================================================

Earnings per common share:
  Basic                                      $     0.09   $     0.09   $     0.30   $     0.28
  Diluted                                          0.09         0.09         0.30         0.27
Weighted average common shares
  outstanding                                 3,566,999    3,116,884    3,551,433    2,372,269
                                             =================================================
Weighted average common shares
  outstanding, assuming dilution              3,622,935    3,226,655    3,614,665    2,501,252
                                             =================================================

  The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                  (Unaudited)

                                                                                      39 WEEKS ENDED
                                                                            -------------------------------
                                                                              September 26,   September 27,
                                                                                   1999            1998
                                                                            -------------------------------
Operating activities
Net income                                                                  $     1,072       $     676
Adjustments to reconcile net income loss to net
 cash used in operating activities:
     Depreciation                                                                 1,176             777
     Writedown of property and equipment                                                            203
     Deferred tax benefit                                                          (276)            (20)
     Stock compensation                                                                              75
     Reserve for bad debts                                                                           96
     Write-off of accounts receivable                                               (82)             (7)
Cash provided by (used  in) changes in operating
   assets and liabilities:                                                           69            (474)
     Receivables
     Refundable income taxes                                                                        179
     Inventories                                                                 (5,606)         (4,189)
     Prepaid expenses                                                              (352)           (408)
     Deposits and other assets                                                      (79)           (200)
     Accounts payable                                                             2,250           2,510
     Accrued expenses                                                               500             603
     Income tax payable                                                            (368)           (141)
     Deferred rent                                                                 (145)             43
                                                                            ---------------------------
Net cash used in operating activities                                            (1,841)           (277)

Investing activity - purchases of property and equipment                         (1,791)         (5,682)

Financing activities
Net borrowings under line of credit                                               1,939            (376)
Proceeds from long-term debt                                                                      3,000
Principal payments on long-term debt                                               (474)           (562)
Payments on capital lease obligations                                              (316)           (299)
Net proceeds from sale of common stock                                              107           8,671
Foreign currency translation loss                                                   (83)            (46)
                                                                            ---------------------------
Net cash provided by financing activities                                         1,173          10,388
                                                                            ---------------------------
Net increase (decrease) in cash and cash equivalents                             (2,459)          4,429
Cash and cash equivalents at beginning of period                                  4,289           1,028
                                                                            ---------------------------
Cash and cash equivalents at end of period                                  $     1,829       $   5,457
                                                                            ===========================
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                                  $       294       $     241
  Income taxes                                                              $       983       $     335

   The accompanying notes are an integral part of these financial statements

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Summary of Significant Accounting Policies

Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in "island" markets in U.S. territories and foreign markets throughout the Pacific and the Caribbean. At September 26, 1999, the Company operated eleven stores located in Hawaii, U.S. Virgin Islands, Guam, American Samoa, Fiji, Netherlands Antilles and California.

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 27, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the 13 weeks and 39 weeks ended September 26, 1999, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's 10-K filed on March 26, 1999.

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

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Summary of Significant Accounting Policies (continued)

Comprehensive Income

      Statement No. 130, Reporting Comprehensive Income requires the Company's foreign currency translation adjustments to be included in other comprehensive income. For the 13 weeks ended September 26, 1999 and September 27, 1998, total comprehensive income amounted to $242,000 and $261,000, respectively. For the 39 weeks ended September 26, 1999 and September 27, 1998, total comprehensive income amounted to $988,000 and $630,000, respectively.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

2.  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                         13 Weeks Ended                       39 Weeks Ended
                                              ---------------------------------------------------------------------------
                                                 September 26,      September 27,    September 26,       September 27,
                                                     1999               1998              1999                1998
                                              ---------------------------------------------------------------------------
                                                              (In thousands except per-share data)
Numerator:
  Net income                                  $      320            $         288    $       1,072       $         676
Denominator:
  Denominator for basic earnings per
    share - weighted average shares            3,566,999                3,116,884        3,551,433           2,372,269
Effect of dilutive securities:
  Stock options and warrants                      55,936                  109,771           63,232             128,983
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversion of
stock options and warrants                     3,622,935                3,226,655        3,614,665           2,501,252

Basic earnings per common share               $     0.09            $        0.09    $        0.30       $        0.28
Diluted earnings per common share             $     0.09            $        0.09    $        0.30       $        0.27

3.  Segment Information

                                                 Island         Mainland
                                                 Stores          Stores         Other        Totals
                                              ------------   --------------  -----------   -------------
                                                                        (In Thousands)
39 Weeks Ended September 26, 1999
Net sales                                     $    111,683   $     5,225     $    3,527    $    120,435
Contribution (loss)                                  5,997          (122)           861           6,736
Store opening expense                                  712             -              -             712
Store operating profit (loss)                        5,285          (122)           861           6,024

Segment inventories                                 15,748           850                         16,598
Segment total assets                                32,497         1,360              -          33,857

39 Weeks Ended September 27, 1998
Net sales                                     $     89,850   $     5,002     $    1,311    $     96,163
Contribution (loss)                                  4,626           (59)           427           4,994
Store opening expense                                  547             -              -             547
Store closing expense                                  244             -              -             244
Store operating profit (loss)                        3,835           (59)           427           4,203

Segment inventories                                 11,356           771              -          12,127
Segment total assets                                23,019         1,327              -          24,346

13 Weeks Ended September 26, 1999
Net sales                                           37,429         1,782          2,010          41,221
Contribution (loss)                                  2,035           (70)           289           2,254
Store opening expense                                  294             -              -             294
Store operating profit (loss)                        1,741           (70)           289           1,960

13 Weeks Ended September 27, 1998
Net sales                                           30,926         1,756            276          32,958
Contribution (loss)                                  1,497           (17)           208           1,688
Store opening expense                                   83             -              -              83
Store closing expense                                                  -              -
Store operating profit (loss)                        1,414           (17)           208           1,605

Reconciliation of Income Contribution to Consolidated Income before Tax

                                                  39 Weeks Ended                    13 Weeks Ended
                                        --------------------------------  -------------------------------
                                        September 26,      September 27,   September 26,    September 27,
                                            1999               1998            1999             1998
                                        -------------     --------------  --------------    -------------
                                                                          (In Thousands)
Total contribution for reportable
 segments                                   $ 6,736           $ 4,994          $ 2,254           $ 1,688
Administrative expense not
 allocated to segments                       (4,087)           (2,960)          (1,377)           (1,089)
Store opening/closing expense                  (712)             (791)            (294)              (83)
Other income / expense                          (58)              (10)               0               (10)
Net interest expense                           (235)             (203)             (83)              (69)
                                        -----------       -----------     ------------      ------------
Consolidated income before tax              $ 1,644           $ 1,030          $   500           $   437
                                        ===========       ===========     ============      ============

Reconciliation of Significant Items

At September 26, 1999          Segment                        Consolidated
                               Totals         Corporate          Totals
                              --------      --------------    ------------
                                            (In Thousands)

Inventories                    $16,598          $5,693           $22,291
Total assets                   $33,857          $7,843           $41,700

4. Income Tax Provision


     The effective income tax rate for the third quarter of fiscal 1999 was 36.0% compared to a 34.1% effective tax rate for the third quarter of fiscal 1998. The fluctuation in rate was primarily due to state income tax expense and varying profits in international locations where tax rates differ from U.S. rates.

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

Overview

     During the third quarter ended September 26, 1999, the Company operated eleven retail stores located in Guam (2), American Samoa (1), Hawaiian Islands
(2); U.S. Virgin Islands (2); Fiji (2); Netherlands Antilles (1) and California
(1). Although the Company's stores are patterned after the warehouse club concept, the stores (i) are smaller (averaging 29,300 square feet vs. large format warehouse clubs of approximately 130,000 square feet), (ii) target niche markets, including foreign island countries (and U.S. Territories and states) where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee. Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to the additional holiday sales.

Comparison of the 13 Weeks Ended September 26, 1999 and September 27, 1998

     Net Sales: Net sales for the third quarter of fiscal 1999 increased 25.1% to $41,221,000 from $32,958,000 during the third quarter of fiscal 1998, primarily due to a new store in Fiji which opened November 12, 1998, a new store in Curacao that opened March 2, 1999, and a comparable-store sales increase of 6.1% (stores open for a full 13 months). The increase in comparable-store sales was primarily due to continued improvement in product mix and a strong demand for high quality merchandise at a low cost.

     Gross Profit: Gross profit in the third quarter of fiscal 1999 increased to $6,783,000 from $5,457,000 in the third quarter of fiscal 1998. Gross profit margin at 16.5% of sales for the third quarter of fiscal 1999, was consistent with a gross profit margin of 16.6% for the third quarter of fiscal 1998.

     Operating Expenses: Store expenses for the third quarter of fiscal 1999 increased 20.2% to $4,529,000 from $3,769,000 during the third quarter of fiscal 1998. As a percentage of net sales, store expenses decreased to 11.0% for the third quarter of 1999 compared to 11.4% for the third quarter of 1998 due to increased operating efficiencies.

     General and administrative expenses increased $288,000, or 26.5%, to $1,377,000 for the third quarter of fiscal 1999 from $1,089,000 for the third quarter of fiscal 1998. General and administrative expenses were 3.3% as a percentage of net sales in third quarter of fiscal year 1999, the same as third quarter of fiscal year 1998. The dollar increases were primarily due to costs associated with the Company's expansion program and expenses related to public company activities. The Company completed its initial public offering in July 1998.

     Store opening expenses were $294,000 in the third quarter of fiscal 1999 compared to $83,000 in the third quarter of fiscal 1998. There were no closing expenses in the third quarter of fiscal 1998 or 1999. Opening expenses were higher in the third quarter of 1999 due to the planned opening of two stores in New Zealand in fourth quarter of fiscal 1999, and a new store in St. Maarten in first quarter of fiscal 2000. In third quarter of fiscal 1998, the Company incurred opening expenses for two stores, Suva , Fiji, and Curacao in the Netherlands Antilles.

     Other Income (expense): Interest income of $2,000 for the third quarter of fiscal 1999 was generated from interest on operating funds, compared to $57,000 in the third quarter of fiscal 1998. The interest income in the third quarter of fiscal 1998 was due to interest on the net proceeds from the initial public offering completed on July 23, 1998.

     Interest expense decreased to $85,000 for the third quarter of 1999 from $126,000 for the third quarter of fiscal 1998 due primarily to lower long-term debt and line of credit borrowings.

     Income Tax Provision: The effective income tax rate in the third quarter of fiscal 1999 was 36.0% compared with 34.1% for the third quarter of fiscal 1998.

     Net Income: Net income for the third quarter of fiscal 1999 increased to $320,000 or $0.09 per share (diluted), compared to net income of $288,000 or $0.09 per share (diluted), for the third quarter of fiscal 1998. Weighted average diluted common shares outstanding increased to 3,622,935 in the third quarter of 1999 from 3,226,655 for the third quarter of fiscal 1998, primarily as a result of the shares sold in the Company's initial public offering and a concurrent private placement in July 1998.

     Shares outstanding at the end of the third quarter were 3,566,999 compared to 3,116,884 shares outstanding at the end of the third quarter of fiscal 1998.

Comparison of the 39 Weeks Ended September 26, 1999 and September 27, 1998

     Net Sales: Net sales for the first three quarters of fiscal 1999 increased 25.2% to $120,435,000 from $96,163,000 during the first three quarters of fiscal 1998, primarily due to two new stores in Fiji which opened July 2 and November 12 of 1998, a new store in Curacao that opened March 2, 1999, and a strong comparable-store sales increase of 9.1% (stores open for a full 13 months). The increase in comparable-store sales was primarily due to continued improvement in product mix and a strong demand for high quality merchandise at a low cost.

     Gross Profit: Gross profit in the first three quarters of fiscal 1999 increased to $20,038,000 from $15,952,000 in the first three quarters of fiscal 1998. Gross profit margin at 16.6% of sales for first three quarters of fiscal 1999, was consistent with a gross profit margin of 16.6% for the first three quarters of fiscal 1998.

     Operating Expenses: Store expenses for the first three quarters of fiscal 1999 increased 21.4% to $13,303,000 from $10,958,000 during the first three quarters of fiscal 1998. As a percentage of net sales, store expenses decreased to 11.0% for the first three quarters of 1999 compared to 11.4% for the first three quarters of 1998 due to increased operating efficiencies.

     General and administrative expenses increased $1,127,000 or 38.1%, to $4,087,000 for the first three quarters of fiscal 1999 from $2,960,000 for the first three quarters of fiscal 1998. General and administrative expenses increased as a percentage of net sales to 3.4% for the first three quarters of fiscal 1999 compared to 3.1% for the first three quarters of fiscal year 1998. These increases were primarily due to costs associated with the Company's expansion program and expenses related to public company activities. The Company completed its initial public offering in July 1998.

     Store opening expenses were $712,000 in the first three quarters of fiscal 1999 compared to $547,000 in the first three quarters of fiscal 1998. Store opening expenses in the first three quarters of 1999 were for expenses related to the opening of the store in Curacao, Netherlands Antilles, which opened on March 2, 1999 and expenses incurred in advance of the planned store openings in the fourth quarter of 1999, and first quarter of 2000. Opening expenses in the first three quarters of 1998 were impacted by three store openings, including the opening of the new St. Thomas store and expenses related to the opening of the store in Nadi, Fiji, which opened on July 2, 1998, and the store in Suva, Fiji, which opened November 12, 1998. There were no closing expenses in the first three quarters of 1999 compared to $244,000 closing expenses in the first three quarters of 1998. The closing expenses in the first three quarters of 1998 related to the relocation of the store on the island of St. Thomas.

     Other Income (expense): Interest income of $73,000 for the first three quarters of fiscal 1999 and $57,000 for the same period in fiscal 1998 was generated primarily from interest bearing deposits from the net proceeds from the initial public offering completed on July 23, 1998.

     Interest expense increased to $308,000 for the first three quarters of 1999 from $260,000 for the first three quarters of fiscal 1998 due primarily to interest on the long-term debt secured by the new St. Thomas store facility that opened June 25, 1998.

     Other expense was $57,000 in the first three quarters of fiscal 1999 compared to $10,000 for the first three quarters of fiscal 1998. The increase is due to the cost of a preferred stock rights offering in first quarter of fiscal 1999.

     Income Tax Provision: The effective income tax rate in the first three quarters of fiscal 1999 was 34.8% compared with 34.4% for the first three quarters of fiscal 1998.

     Net Income: Net income for the first three quarters of fiscal 1999 increased to $1,072,000 or $0.30 per share (diluted), compared to net income of $676,000 or $0.27 per share (diluted), for the first three quarters of fiscal 1998. Diluted weighted average common shares outstanding increased to 3,614,665 in the first three quarters of 1999 from 2,501,252 for the first three quarters of fiscal 1998, primarily as a result of the shares sold in the Company's initial public offering and a concurrent private placement in July 1998.

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

     Net cash used in operations was $1,841,000 and $277,000 for the first three quarters of 1999 and 1998, respectively. In the first three quarters of 1999 cash was used primarily to supply inventories for the new store in Curacao that opened March, 2 1999, the new stores in New Zealand to be opened in fourth quarter 1999, and an increase in seasonal merchandise. In the first three quarters of 1998, cash was used primarily to supply inventories for the new stores that opened in St. Thomas USVI at the end of the second quarter, and Fiji that opened July 2, 1998.

     Net cash used in investing activities was $1,791,000 and $5,682,000 for the first three quarters of 1999 and 1998, respectively. In the first three quarters of 1999, the investments were primarily purchases of equipment for Curacao, and the planned new stores in New Zealand and St. Maarten. In the first three quarters of 1998, the Company invested in building and equipment for the new store in St. Thomas, U.S. Virgin Islands, and acquired equipment for Nadi, Fiji, and Suva, Fiji, resulting in a significantly higher investment.

     Net cash provided by financing activities was $1,173,000 and $10,388,000 for the first three quarters of 1999 and 1998, respectively. In the first three quarters of 1999, borrowings under the Company's line of credit were partially offset by principal payments on long term debt and capital lease payments. For the first three quarters of 1998 cash provided by financing activities resulted from proceeds from the Company's initial public offering, and long term financing related to the new St. Thomas store.

     In April 1999, the Company renewed and increased its line of credit with Bank of America to $8.0 million, which expires May 1, 2000. Borrowings under the credit facility bear interest at the bank's prime rate or at LIBOR plus 1.5%. The collateral for the line of credit consists of inventories, equipment and trade accounts receivable. Borrowings under the line of credit as of September 26, 1999 were $1,939,000. The Company expects to utilize the credit facilities as a result of new store openings.

     In 1998, the Company entered into a loan agreement and borrowed $2.0 million from Banco Popular de Puerto Rico ("Banco Popular") payable with interest at the bank's prime rate plus 1.0% (9.25% at September 26, 1999) maturing on June 1, 2013. As of September 26, 1999, the Company owed $1,844,000 on the note. The note is secured by a first priority leasehold mortgage on the St. Thomas store and is governed by a loan agreement containing certain covenants applicable to the Company's subsidiary that owns such store. The subsidiary is currently in compliance with such covenants.

     In 1998, the Company entered into a loan agreement and borrowed $1.0 million from Bank of America, payable with interest at 7.77%, maturing on April 30, 2000 and is secured by the same collateral securing the line of credit with Bank of America. As of September 26, 1999, the Company owed $395,000 on the note.

     The Company is currently negotiating a $2.0 million credit facility for the construction of its store in St. Maarten, Netherlands Antilles and anticipates that the terms and conditions will be similar to the loan agreement with Banco Popular secured by the St. Thomas store.

     The Company estimates that its total cash outlay for opening a typical island store will be approximately $1.8 million. The Company plans to open two stores in New Zealand in 1999 in addition to the Curacao store that opened on March 2, 1999. The New Zealand stores are expected to open in fourth quarter 1999. The Company plans to open a store in St. Maarten in first quarter 2000, and is currently evaluating future new store opportunities. The Company also recognizes that its ability to open these stores is subject to considerable risk and that delays in store openings could occur as a result of weather and other factors outside of the Company's control. When opening a new store, as well as on an on-going basis, the Company expects to finance a substantial portion of its merchandise inventory cost by using a combination of vendor and bank financing. However, there can be no assurance that this level of financing will be available in the future on terms acceptable to the Company.

     The Company believes that the amounts available on its current credit facility, existing cash available for working capital purposes, new credit facilities for the construction of the St. Maarten store, and cash flow from future operations will be sufficient to open the stores planned in its expansion in 1999 and 2000. Beyond the St. Maarten store opening, the Company expects additional increases in the Company's existing line of credit and additional long term debt financing for both new store construction and equipment will be obtainable as needed. However, there are no assurances that such financing will be available when the Company needs it.

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

     The Company's core business systems are now Year 2000 compliant. All programming changes for Year 2000 compliance were completed by July 1, 1999. A final test of the core systems was completed in third quarter of fiscal 1999.
In addition, the backroom software at the Company's stores runs on stand alone personal computers running in a DOS environment that requires modifications to be Year 2000 compliant. These stand alone systems at the Company's stores are currently being replaced with systems that bring them on line with the Corporate system. This process is scheduled to be completed by November 30, 1999. Contingency plans are in place to modify the existing backroom software and hardware should the upgrade not be completed before Year 2000.

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

                                        COST-U-LESS, INC.

                                        (Registrant)



Date       11/10/99                     /s/ J. Jeffrey Meder
     -----------------------            ----------------------------------------
                                        J. Jeffrey Meder
                                        President and
                                        Chief Executive Officer


Date       11/10/199                    /s/ Roy W. Sorensen
     -----------------------            ----------------------------------------
                                        Roy W. Sorensen
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

11.1                Computation of Earnings Per Share*

27.1                Financial Data Schedule

________________
*  See Note 2 to the Unaudited Condensed Consolidated Financial Statements