Form 10-K
period 1999-12-26
COST U LESS INC
filed 2000-03-27
CIK 851368

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

                  For the fiscal year ended December 26, 1999
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

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting and nonvoting stock held by non-affiliates of the registrant at March 18, 2000 was approximately $5,912,000.

  The number of shares of the registrant's Common Stock outstanding at March 18, 2000 was 3,576,858.


                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 18, 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  When used in this Annual Report, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Business--Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports the Company files from time to time with the Securities and Exchange Commission.

Item 1. Business

Overview

  Cost-U-Less operates 13 mid-sized warehouse club-style stores in the U.S. States, U.S. Territories and foreign island countries. The Company's primary strategy is to operate on remote island markets, offering predominately U.S. branded goods.

  The Company opened its first retail warehouse store in 1989 in Maui, Hawaii. In 1992, the Company began to expand by opening stores in relatively remote island locations, such as Guam. After experiencing success with its mid-sized store concept, the Company began experimenting in late 1992 with similar stores in various mainland markets while continuing to open stores in island markets. Facing increasing competition from larger discount retailers and warehouse clubs in its mainland markets, management decided in 1995 to return its focus to its core island markets. In 1996, the Company continued the process of closing five of its six mainland stores, which was completed in 1997. In 1998, the Company opened two new stores in Fiji.

  During 1999, new stores were opened in Curacao, Netherlands Antilles on March 2, Rotorua, New Zealand on November 18, and Porirua, New Zealand on December 9. As of December 26, 1999, the Company operated a total of thirteen stores: two in Hawaii, two in Guam, one in St. Thomas, one in St. Croix, one in American Samoa, two in Fiji, one in Curacao, Netherlands Antilles, one in Sonora, California, and two in New Zealand. The Company established buying offices in Auckland, New Zealand in 1998 and Sydney, Australia in 1999, to support the New Zealand and Fiji stores. Construction is presently under way for a 36,000 square-foot store in St. Maarten, which is expected to open in third quarter 2000.

  On September 1, 1999, J. Jeffrey Meder joined the Company as President and Chief Executive Officer. He replaced Michael J. Rose, the Company's founder and former Chief Executive Officer, who remained as Chairman of the Board. Mr. Meder was formerly President and Chief Executive Officer of Western Drug Distributors, Inc., which operated 20 Drug Emporium retail stores located in the Pacific Northwest region of the U.S. Also in September 1999, Roy Sorensen was appointed Vice President and Chief Financial Officer, replacing Allan C. Youngberg. Mr. Sorensen was formerly Chief Financial Officer and Treasurer of Western Drug Distributors, Inc., which sold its 20 retail drug stores to Longs Drugs in July 1998.

Industry Overview

  Traditional warehouse clubs such as Costco Companies, Inc. ("Costco"), BJ's Wholesale Club, Inc. and Sam's Club, a division of Wal-Mart Stores, Inc. ("Wal-Mart"), focus on both retail and small-business customers, with store formats averaging approximately 115,000 square feet. These retailers typically
(i) offer a range of national brand and selected private label products at low prices, often in case, carton or multiple-pack quantities, (ii) provide no-frills, self-service warehouse facilities with pallet-stacked product aisles, and (iii) charge annual membership fees. Although the Company employs many of the retailing methods of the larger participants in the warehouse club industry, the Company operates smaller stores (averaging approximately

31,000 square feet), does not charge a membership fee, typically locates its stores in smaller geographic areas with less concentrated population centers, and relies to a greater degree on long-haul water transportation than do such companies.

  While the typical U.S. warehouse club customer has virtually unlimited access to popular U.S. brand-name products, the Company believes these products are carried by relatively few local retailers in a number of island markets. As a result, a strong yet largely unsatisfied demand for certain U.S. branded products may exist. Moreover, island markets often demonstrate unique consumer preferences which typically require retailers to conduct local research and incorporate flexible merchandise purchasing policies in order to offer a diverse selection of local products, as well as popular U.S. brand-name products.

Business Strategy

  The Company's business strategy is to enter small island markets ahead of large warehouse club competitors, select markets familiar with the warehouse club concept, offer U.S. goods where availability of such goods is minimal and significant demand exists, leverage island-operations expertise, utilize modern systems and merchandising methods, offer competitive prices while maintaining attractive margins, and provide a local product mix while benefiting from low overhead costs.

  Expand to New Markets. The Company intends to pursue future growth by expanding into relatively untapped island markets, particularly in the Pacific and Caribbean regions. The pace at which the company will open new stores will be dictated by its strategic planning process, which is currently being re-examined in light of experiences gained in recent store openings. The Company plans to refine its expansion efforts to focus on markets with high U.S. brand awareness and demand, as well as other attributes that typify its most successful stores. A new store is planned to open in St. Maarten, which the Company believes meets these key attributes, in third quarter 2000.

  The Company's recently opened stores in Fiji and New Zealand have performed below expectations. In Fiji, a lack of adequate U.S. brand awareness and acceptance, along with local economic issues, has resulted in weak sales volume. In New Zealand, the Company introduced what it believed to be the first warehouse club concept to a significantly larger but more competitive marketplace, with strong customer loyalty to many regional products that compete with U.S. brands. As a result, sales in New Zealand have also been below expectations. While the Company is aggressively taking steps to reduce overhead expenses, improve product mix, place experienced managers on site, and increase promotion activity, there is no assurance as to whether or when these actions may improve sales and profitability.

  Become First Warehouse Style Entrant to Market. By focusing its new store openings in markets that other warehouse clubs and discount retailers have not yet entered, the Company believes that it will have the opportunity to achieve significant market share and develop name recognition and customer loyalty, thus delaying or discouraging entry by large-format discount competition.

  Enter Markets Familiar With Warehouse Concept. The Company plans to seek markets that have some familiarity with the warehouse club concept. Residents of potential island markets often gain familiarity with the warehouse club concept through travel to the U.S. and other markets where warehouse clubs are present. The presence of this attribute appears to have helped accelerate market acceptance of Company stores in the past.

  Offer U.S. Goods to Meet Market Demand. Markets that have awareness and acceptance of U.S. goods but have limited access to those goods offer substantial sales and profit potential. The Company believes procuring U.S. goods in large volumes and shipping them long distances to island stores are two of its core competencies.

  Leverage Island-Operations Expertise. Through its experience in opening and operating retail warehouse club-style stores in remote U.S. Territories, the Hawaiian Islands, and foreign island countries, the Company has developed a depth of expertise in dealing with the inherent challenges of island market operations. The Company has refined a mid-sized building prototype that is designed to endure severe island weather conditions and that incorporates low construction costs and easily replicated specifications. Through its long-standing relationships with steamship lines, the Company negotiates what it believes to be competitive transportation rates while selecting efficient shipping routes and utilizing cost-effective freight handling techniques, including the use of both Company-operated cross-dock depots and independently operated distribution facilities.

  Utilize Modern Systems and Merchandising Methods. The Company believes that many merchants in its most promising target markets have not adopted modern retail operating efficiencies and do not have access to vendor network and distribution channels equivalent to those developed by the Company. The Company plans to continue making significant investments in its information systems and communication networks, enabling corporate management and store buyers to receive daily sales and inventory information and maintain regular contact with in-store management and employees.

  Emphasize Strong Margins While Maintaining Everyday Low Prices. In addition to providing a pleasant shopping atmosphere, the Company strives to sell its products at prices that it believes are lower than those offered by its local island competitors, yet are still above those that could be charged in mainland markets. By leveraging its retail operating efficiencies, access to volume-purchasing discounts, and distribution capabilities, the Company believes it is able to acquire some products at a significantly lower cost than that paid by other local island retailers. These factors have enabled the Company historically to achieve higher margins than those achieved by mainland warehouse clubs and discount retailers.

  Use Localized Product Sourcing Yet Derive Benefits of Centralized Purchasing. The Company conducts market research through its vendors, store managers and resident employees to ascertain the product preferences of each particular locale, including which U.S. brands are favored and which regional and ethnic items are desired. To the extent possible, the Company's buyers then procure these products through its centralized purchasing department, thus deriving the benefits of volume purchase discounts, streamlined distribution and enhanced selection. The remaining products, including locally produced items that are available only in a particular region, are generally purchased by store managers and Company buyers directly from suppliers located in the region.

Market and Site Selection

  Due to the cost effectiveness of detailed demographic studies by third-party consultants, the Company's market analysis is performed in-house. The Company believes that there are certain key attributes for successful stores, such as acceptance and demand for U.S. goods, familiarity with the warehouse concept, and absence of large warehouse club competition. If the demographics for a targeted location compare favorably with those of its successful island operations, the Company identifies the target location as a potential site for expansion. Because of the unavailability of current demographics, estimates of future sales potential can vary significantly from the lack of data. See "Important Factors Regarding Forward-Looking Statements--Uncertainties Associated With Expansion Outside U.S. Territories."

  Once the Company identifies a target location as a possible site for its expansion and is satisfied with the political and regulatory environment in the target location, the Company compares the prices charged by local competitors to the prices the Company would need to charge in order to achieve an acceptable return on its investment (after factoring in cost of the product, cost of freight, duties, port charges, transportation and taxes). If the Company's market research indicates that the Company would be able to charge an adequate price for its products, the Company commences a formal search for a suitable store site. Desirable attributes of suitable sites include a central location in a population center, sufficient space for the Company's facility, including parking and loading docks, access to utilities and acceptable geological conditions for successful construction.

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

Store Economics

  The Company benefits from attractive store-level economics and favorable returns on investment at most of its island stores, which it believes will help drive and support its planned expansion. The Company's nine island stores that were open during all of fiscal 1999 generated annual average net sales of approximately $15.5 million, average net sales per square foot of $534, average annual per store contribution of approximately $860,000, and average annual per store contribution before depreciation of approximately $968,000. Store contribution is store gross profit less direct store operating expenses. The average investment in buildings, equipment and leasehold improvements as of December 26, 1999 in these nine island stores was approximately $950,000. The average investment in inventory, net of accounts payable of approximately 50%, was $840,000 at December 26, 1999. The store contribution return on average island investment for fiscal 1999 was 48%.

Store Layout

  The Company has incorporated into its prototype store many standard features found in domestic warehouse clubs that had not been previously used in many island markets. Store layout and interior designs were planned and calculated using computer models, with the goal of maximizing the sales per square foot and providing uniformity among the stores. Further, the Company believes that its use of loading docks, comparatively large freezer and refrigeration space with state-of-the-art equipment, efficient shelving and display racks, computerized cash registers and inventory tracking systems, and multiple checkout lanes helps give it a competitive advantage over many island competitors. Each Company store is outfitted with adjustable metal shelving that allows the Company to vary the display of its product based on each location's specific consumer needs. Each island store has backup generators designed to protect perishables and the store's security system during disruption of electric service caused by severe weather conditions that can occur in island markets. Additionally, the Company has designed its prototype to withstand the severe wind and heavy rain associated with hurricanes, typhoons and tropical storms.

  The Company has used considerable care in developing its store layout, which features a logical flow to encourage shopping of all departments. When ready for check out, the customer proceeds to the check-out area in the front of the store, which usually features 10 lanes. During a typical store visit, the average customer will spend approximately $47. Various forms of payment are accepted, including food stamps and debit and credit cards, and credit is extended to some local businesses and government agencies. Utilizing a no-frills approach, the stores display items in steel racking, usually on the vendor's pallets or in open cases, to maximize warehouse space and minimize labor costs. In-store signage reinforces the basic value image, while stores generate customer excitement through the use of end-cap displays featuring new merchandise and special promotions, food demonstrators offering product samples, and ongoing introduction of new items.

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

Merchandising

  The Company typically carries approximately 2,500 stock-keeping units ("SKUs"), compared to the 3,500 to 5,000 SKUs estimated by industry sources to be carried by traditional warehouse clubs. The stores do not have certain departments found in most large-format warehouse clubs, such as apparel, automobile tires and prescription drugs. All stores feature the following main product categories:

    Food-Perishables. Meat, produce, deli, dairy and frozen items represent approximately 29% of a typical store's net sales. The "reach-in" freezers and coolers are substantially larger than those found in the stores of most of the Company's local island competitors.

    Food-Non-perishables. Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 40% of a typical store's net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

    Nonfood. Other nonfood items comprise the remaining 31% of a typical store's net sales, and include tobacco, sundries, health and beauty, office, hardware, electronics, housewares, furniture and sporting goods.

  Purchasing. The Company balances its product mix by providing popular U.S. brand names together with local ethnic items found in each island region. Approximately one-third of the Company's items are produced locally or purchased through local suppliers in each market. The Company has found it necessary to source a larger percent of product locally for New Zealand and Fiji stores through local buying offices, so they can carry a larger assortment of regional and local goods. Offering locally purchased merchandise enables the Company to better serve its island customers and offer an innovative variation to the warehouse store format. Store managers are able to purchase product that may be available only on their particular islands. The Company's buyers monitor sales and inventory levels on a daily basis from all of the Company's stores. In an effort to cater to retail customers who generally purchase products for home use, the Company carries products in various product sizes, including single packages, "bulk packages" and mid-sized "value-packs." The Company purchases merchandise from manufacturers and suppliers on a purchase order basis exclusively.

  Pricing. The Company strives to be the "low price leader" for the markets it serves. The Company does not charge its customers a membership fee, thereby allowing all consumers to receive the benefits of the Company's value-pricing philosophy. The Company provides everyday low prices that are often lower than regular prices offered at most retailers, such as grocery stores, and are generally intended to be slightly lower than those offered by mass merchant discount retailers, such as Wal-Mart and Kmart Corporation ("Kmart"), that operate in some of the Company's island markets. In an effort to achieve the lowest prices available in a particular market, the Company regularly compares prices and products being offered by the Company's local competitors. Generally, given the economic efficiencies the Company can bring to bear with its ability to purchase product at larger quantities as well as its efficient distribution system that allows it to take advantage of optimal freight and transportation costs, the Company has a competitive advantage when pricing most of its products compared to local competition. However, if the comparison of local competitors' prices discloses that the Company's prices exceed those of its local competition, store managers have the authority to reduce prices to remain competitive. This decentralization of pricing decisions allows the Company to respond quickly and efficiently to competitive challenges in each of its island markets.

Distribution

  The Company typically buys directly from manufacturers in large quantities (full truck loads whenever possible). The Company currently uses five distribution facilities: a Company-operated facility in San Leandro, California and independently operated facilities in Port Everglades, Florida, Sacramento, California, Auckland, New Zealand, and Sydney Australia. The Company has no written agreements with the independently operated distribution facilities, but instead has month-to-month service relationships. At each distribution facility, merchandise is received, consolidated and cross-docked, and ultimately shipped in fully loaded containers to the Company's stores. Each store has a "lane" designated to it in the depot; when a full container load is queued into the lane, it is loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Management has significant experience and long-term relationships with steamship lines and, with its present volume, has negotiated what it believes to be competitive transportation rates. The Company does not have a warehouse, but controls inventory levels in stores by maintaining sufficient back stock in stores combined with efficient cross-dock facilities. For perishable items, the Company uses independently operated consignment depots that are for the Company's exclusive use. Each supplier of perishable items, such as meats, frozen foods, fruits and vegetables, pays a storage charge for use of such depots based upon the amount of space used for storage of each supplier's goods. The Company gives its suppliers of perishable items notice of its projected supply needs, and these suppliers deliver product to the depots. However, the Company does not accept delivery of the product, nor is it responsible for payment, until it places a final order. Once the final order is placed, the goods are removed from the consignment depot and loaded onto refrigerated shipping containers located at the consignment depots, at which point the goods are deemed delivered. The Company then transports the shipping containers to the nearest port for shipment to its island stores. By using this procedure, the Company minimizes loss of perishable product due to over-orders because it does not "purchase" the goods until it is certain of the needs of its stores.

Management Information Systems

  The Company considers management information systems to be a key component of its strategic plan. The Company tracks all inventory movement, sales and purchase orders by SKU number, vendor number, store and date. The Company currently uses electronic point-of-sale equipment in all stores. All data and communications from each location are sent via the Company's wide area network, to the computer system located at the corporate headquarters in Bellevue, Washington. The Company installed new computer hardware to operate its inventory control system on January 31, 1999, which has enhanced, extended and improved the data capabilities of its systems. The Company is developing the specifications for systems to support automatic replenishment of inventory and supplies, and to further improve profiling sales and purchasing trends. The Company plans to acquire and implement these inventory systems during fiscal 2000 and 2001. The Company believes that its current computer systems will support anticipated growth at least through fiscal 2001. The Company's wide area network provides communications capabilities that allow for quick responses to ever-changing customer needs and local retail opportunities. The ability to quickly and consistently communicate between headquarters and store locations is necessary when stores are located in such remote locations.

Employee Organization, Training and Compensation

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

  The Company's goal is to hire most of those employees from the island markets, thus creating job opportunities for local residents. The Company attempts to promote its store managers internally. The Company requires its store managers to complete an approximately six-month training program in a Company store. New store employees initially receive one to two weeks of training, which typically includes working alongside individuals in comparable positions before working without direct supervision. The Company has found that such on-the-job training, together with the use of detailed operating and training manuals, is an effective way to introduce new employees and managers to the Company's systems and procedures.

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

Marketing and Advertising

  The Company generally relies on word-of-mouth advertising in order to save on advertising and marketing costs and pass on the savings to its customers. The Company has historically spent less than 0.2% of net sales on advertising. However, in more competitive markets such as New Zealand, the Company may experience higher marketing and advertising costs.

Competition

  The warehouse club and discount retail businesses are highly competitive. The Company historically has faced significant competition from warehouse clubs and discount retailers such as Wal-Mart, Kmart and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. The Company's competition also consists of regional and smaller discount retailers and other national and international grocery store chains. Some of the Company's competitors have substantially greater resources, buying power and name recognition than the Company. The Company plans to target its future expansion in additional island markets that it believes are underserved by existing retailers and not yet penetrated by large warehouse clubs and discount retailers. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While the Company expects that the size of many of the markets in which it operates or expects to enter will delay or deter entry by many of its larger competitors, there can be no assurance that the Company's larger competitors will not decide to enter these markets or that its smaller competitors will not compete more effectively against the Company. Recently, a membership warehouse club announced its intent to enter the St. Thomas market, where the Company has an established presence. The Company's gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. The Company may be required to implement price reductions in order to remain competitive should any of its competitors reduce prices in any of its markets. The Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. See "Important Factors Regarding Forward-Looking Statements--Competition."

Trademarks

  The Company has been granted federal registration of the name and stylized logo "Cost-U-Less."

Governmental Regulation

  The Company is subject to various applicable laws and regulations administered by federal, state and foreign regulatory authorities, including, but not limited to, laws and regulations regarding tax, tariffs, zoning, employment and licensing requirements. Additionally, as the Company pursues future expansion in foreign countries, the Company's operations will be subject to additional foreign regulatory standards involving corresponding laws and regulations, in addition to customs, duties and immigration laws and regulations. Changes in the foregoing laws and regulations, or their interpretation by agencies and the courts, occur from time to time. While the Company believes that it presently complies in all material respects with such laws and regulations, there can be no assurance that future compliance will not have a material adverse effect on the Company's business, financial condition and operating results. See "Important Factors Regarding Forward-Looking Statements--Risks Associated With Island and International Operations."

Employees

  As of March 18, 2000, the Company had 41 full-time employees at its corporate headquarters in Bellevue, Washington, and 13 employees at its main distribution facility in San Leandro, California. In total, the Company employs approximately 550 people worldwide. None of the Company's employees are covered by collective bargaining agreements.

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

  Risks Associated With Island and International Operations. The Company's net sales from island operations represented approximately 92% of the Company's total net sales for fiscal 1999. The Company expects that its island and future international operations together will continue to account for nearly all of its total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to the Company's ability to manage its operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods.

  Ability to Manage Growth. The Company intends to pursue a growth strategy, the success of which will depend to a significant degree on the Company's ability to (i) expand its operations through the opening of new stores, (ii) operate new stores on a profitable basis, (iii) maintain positive comparable store net sales, (iv) properly identify and enter new markets, (v) locate suitable store sites, (vi) negotiate acceptable lease terms, (vii) construct or refurbish sites, and (viii) obtain necessary funds on satisfactory terms. The Company has not opened stores in foreign island markets at a rapid pace, never having opened more than four stores in any given fiscal year. The Company has no operating experience in many of the markets in which it may open new stores. In fact, the recently opened stores in New Zealand and Fiji have performed below expectations, due in part to competitive and merchandising challenges that are different from other Company stores. These new markets may present operational, competitive, regulatory and merchandising challenges that are different from those currently encountered by the Company. There can be no assurance that the Company will be able to adapt its operations to support these expansion plans or that the Company's new stores will be profitable.

  Additionally, the Company relies significantly on the skill and expertise of its on-site store managers. The Company will be required to hire, train and retain skilled managers and personnel to support its growth, and may experience difficulties locating store managers and employees who possess the training and experience necessary to operate the Company's new stores, including the Company's management information and communications systems, particularly in island markets where language, education and cultural factors may impose additional challenges. Further, the Company has encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which the

Company intends to locate its stores. There can be no assurance that the Company will be able to open new stores according to its business plans, or that it will be able to continue to attract, develop and retain the personnel necessary to pursue its growth strategy. Failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

  The Company also will need to continually evaluate the adequacy of its existing systems and procedures, including store management, financial and inventory control and distribution systems. As the Company grows, it will need to continually analyze the sufficiency of its distribution depots and inventory distribution methods and may require additional facilities in order to support its planned growth. There can be no assurance that the Company will anticipate all the changing demands that its expanding operations will impose on such systems. Failure to adequately update its internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Business Strategy".

  Difficult Transportation Environment. The Company's island locales require the transportation of products over great distances on water, which results in
(i) substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to potential damage to, or destruction of, ships or containers delivering the Company's goods, (iii) tariff, customs and shipping regulation issues, and (iv) substantial ocean freight and duty costs. Moreover, only a limited number of transportation companies service the Company's regions, none of which has entered into a long-term contract with the Company. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or any other disruption in the Company's ability to transport its merchandise could have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Distribution."

  Competition. The warehouse club and discount retail businesses are highly competitive. The Company historically has faced significant competition from warehouse clubs and discount retailers, such as Wal-Mart, and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. The Company's competition also consists of regional and smaller discount retailers and other national and international grocery store chains. Some of the Company's competitors have substantially greater resources, buying power and name recognition than the Company. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While the Company expects that the size of many of the markets in which it operates or expects to enter will delay or deter entry by many of its larger competitors, there can be no assurance that the Company's larger competitors will not decide to enter these markets or that its smaller competitors will not compete more effectively against the Company. Recently, a membership warehouse club announced its intent to enter the St. Thomas market, where the Company has an established presence. The Company's gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. The Company may be required to implement price reductions in order to remain competitive should any of its competitors reduce prices in any of its markets. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. See "-- Business--Competition."

  Isolation of Store Operations From Corporate Management; Increased Dependence on Local Managers. The Company's headquarters and administrative offices are located in Bellevue, Washington; however, twelve of the Company's thirteen stores and a majority of its employees are located on remote islands. Although the Company invests resources to hire and train its on-site managers, the inability of the Company's executives to be physically present at the Company's current and planned store sites on a regular basis may result in (i) an isolation of store operations from corporate management and an increased dependence on store managers, (ii) a diminished ability to oversee employees, which may lead to decreased productivity or other operational problems, (iii) construction delays or difficulties caused by inadequate supervision of the construction process, and (iv) communication challenges. The Company will need to invest significant resources to update and expand its communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Employee Organization, Training and Compensation."

  Weather and Other Risks Associated With Island Operations. The Company's operations are subject to the volatile weather conditions and natural disasters characteristic of the island markets in which the Company's stores are located, which could result in delays in construction or result in significant damage to, or destruction of, the Company's stores. In addition, island operations involve uncertainties arising from (i) local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services, (ii) the ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections in remote and often undeveloped regions, (iii) political, military and trade tensions, (iv) currency exchange rate fluctuations, (v) local economic conditions, (vi) longer payment cycles,
(vii) difficulty enforcing agreements or protecting intellectual property, and
(viii) collection of debts and other obligations in foreign countries. There can be no assurance that the Company will be able to devote the resources necessary to meet the challenges posed by island operations, or that losses from business interruption will be adequately compensated by insurance; any failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Business Strategy."

  Uncertainties Associated With Expansion Outside U.S. Territories. As of December 26, 1999, ten of the Company's stores are located in U.S. territories (the "U.S. Territories") and foreign island countries throughout the Pacific and Caribbean. The remaining three stores are in Hawaii and California. The Company's future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those currently encountered by the Company, including risks associated with being further removed from the political and economic systems in the United States. The Company does not currently engage in currency hedging activities. The Company operates two new stores in Fiji, which was subject to a nonviolent military coup in 1987, led by the country's current Prime Minister and experienced a 30% devaluation of its currency during 1998 in relation to the U.S. dollar. Although the Fijian government adopted a new constitution in 1997, there can be no assurance that further political and economic changes in Fiji will not have a material adverse effect on the Company's business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations, and specifically those associated with the Company's Fijian stores, could have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Business Strategy."

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

  Small Store Base. The Company opened its first store in 1989, opened a total of 20 stores through December 1999, and presently operates thirteen stores. From December 1994 to June 1998, the Company closed seven stores, which adversely affected the Company's operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a decline in profitability, or (iii) the Company's general and administrative expenses increase to address the Company's expanded operations, the effect on the Company's operating results would be more significant than would be the case if the Company had a larger store base, and could have a material adverse effect on the Company's business, financial condition and operating results. Although the Company intends to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Business Strategy."

  Dependence on Key Personnel. The Company's success depends in large part on the abilities and continued service of its executive officers and other key employees. In addition, the Company does not currently carry key-man life insurance. There can be no assurance that the Company will be able to retain the services of such executive officers and other key employees, the loss of any of whom could have a material adverse effect on the Company's business, financial condition and operating results.

  Decreases in Sales. Fluctuations in Comparable Store Sales. Although sales increased 24.8% in 1999 over 1998, and increased 7.2% in 1998 over 1997, net sales in fiscal 1997 declined $9.9 million, or 7.4%, to $124.9 million from $134.8 million in the prior year. The decline in 1997 was primarily due to store closures in the continental United States and to a slight decline in comparable store sales, largely attributable to the Hawaii market. The increase in 1999 was primarily due to additional stores, and an increase in comparable store sales of 6.8%.

  A variety of factors affect the Company's comparable store sales, including, among others, actions of competitors (including the opening of additional stores in the Company's markets), the retail sales environment, general economic conditions, weather conditions and the Company's ability to execute its business strategy effectively. In addition, the Company's expansion may result in opening additional stores in markets where the Company already does business. The Company has experienced a reduction in sales at an existing Company store when a new Company store was opened in the same market. The Company's comparable store sales increases (decreases) over the prior period were, (0.5)%, 9.9%, and 6.8% in fiscal 1997, 1998, and 1999, respectively.
These factors may result in future comparable store sales increases that are lower than those experienced in fiscal 1999. Moreover, there can be no assurance that comparable store sales for any particular period will not decrease in the future. Changes in the Company's comparable store sales could cause the price of the Common Stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Utilization of Tax Benefits. The Company's ability to utilize various tax benefits and credits is dependent on its ability to generate adequate taxable income in foreign jurisdictions. As of December 26, 1999, the Company had recognized an aggregate U.S. federal tax benefit of $1.1 million on foreign operating losses dependent on the Company generating future taxable income in the U.S. There can be no assurance that the Company will be able to produce adequate future taxable income in the U.S. to utilize this tax benefit, and failure to generate such income may have a material adverse effect on the Company's business, financial condition and operating results. See "Notes to Consolidated Financial Statements--Income Taxes."

  Impact of General Economic Conditions. The success of the Company's operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and Gross Domestic Product levels in each of its island markets, taxation, consumer spending patterns and customer preferences. There can be no assurance that consumer spending in the Company's markets will not be adversely affected by these factors, thereby affecting the Company's growth, net sales and profitability. A decline in the national or regional economies of the United States and the U.S. Territories where the Company currently operates or any foreign countries in which the Company currently or will operate could have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Dependence on Systems. As the Company expands, it will need to upgrade or reconfigure its management information systems. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, it may experience systems failures or interruptions which could have a material adverse effect on its business, financial condition and operating results. The Company's business is highly dependent on communications and information systems, primarily systems provided by third-party vendors. Any failure or interruption of the Company's systems or systems provided by third-party vendors could cause delays or other problems in the Company's operations, which could have a material adverse effect on the Company's business, financial condition and operating results. The Company experienced no negative impact from Year 2000 systems issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" and "--Business-- Management Information Systems."

  Control by Directors and Executive Officers. The Company's directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 34% of the outstanding shares of Common Stock. As a result, the Company's directors and executive officers, acting together, are able to significantly influence and may be able to control many matters requiring approval by the Company's shareholders, including, without limitation, the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership and voting power may have the effect of accelerating, delaying or preventing a change in control of the Company or otherwise affect the ability of other shareholders to influence the policies of the Company.

  Anti-takeover Considerations. Pursuant to the Company's Restated Articles of Incorporation (the "Restated Articles"), the Company's Board of Directors has the authority, without shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the Company's shareholders. The Company's Restated Articles and Bylaws also provide for a classified board and special advance notice provisions for proposed business at annual meetings. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company, even if shareholders may consider such a change in control to be in their best interests. In addition, Washington law contains certain provisions that may have the effect of delaying, deferring or preventing a hostile takeover of the Company.

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

Item 2. Properties

  The Company currently leases a majority of its existing store locations. The Company has entered into an agreement to lease land in St. Maarten, Netherlands Antilles where it will build a 36,000 square foot store. The lease has a 25-year term with an option to extend for an additional 30 years. The Company also leases the land for the St. Thomas store, but owns the store facility. The stores average approximately 31,000 square feet and range in size from approximately 22,000 square feet to approximately 40,000 square feet. The store leases typically have a term of 10 years with options to lease for an additional 10 years and typically are net leases. Two leases have fixed rental rates, and the other leases have scheduled rental increases, either in fixed increments or based on the consumer price index. With the exception of the Sonora store which opened in an existing facility, all of the Company's stores have been built to Company specifications.

  Mid-Sized Format. The average size of the Company's thirteen stores is approximately 31,000 square feet, while the traditional warehouse stores found in the United States average approximately 115,000 square feet. The Company has developed three store "footprints" based on a 27,000, 36,000 and 42,000-square-foot facility, which is adaptable from anywhere between 25,000 to 45,000 square feet. The Company's prototype was developed in consultation with architects and designers who helped design many of the warehouse stores operating in the United States today. The prototypes were used in the construction of the two stores in Fiji, the stores in St. Thomas and Curacao, and the stores under development.

  The Company has developed a standard lease that it uses as a starting point for its lease negotiations with each potential landowner/developer. The Company routinely negotiates a 10-year lease with at least two five-year renewal options.

                                           Approximate
                                              Store
                                             Square     Lease                      Options to
    Location                Date Opened      Footage     Term    Expiration Date     Extend
    --------                -----------    -----------  -----    ---------------   ----------
Dededo, Guam............ May 1, 1992         31,200    10 years May 1, 2002         10 years
Hilo, Hawaii............ August 27, 1992     23,000    15 years August 31, 2006     10 years
Kapaa, Kauai............ March 18, 1993      22,000    10 years November 15, 2002   10 years
St. Thomas, USVI (Land
 Lease)................. June 25, 1998       36,000    20 years September 30, 2017  30 years
Sonora, CA.............. January 27, 1994    23,150    10 years January 1, 2004     10 years
St. Croix, USVI......... November 3, 1994    26,210    10 years November 1, 2004    10 years
Tamuning, Guam.......... March 15, 1995      35,000    15 years March 1, 2010       10 years
Pago Pago, American
 Samoa.................. March 20, 1995      32,055    10 years February 28, 2005   15 years
Nadi, Fiji.............. July 2, 1998        25,000    10 years March 1, 2008       20 years
Suva, Fiji.............. November 12, 1998   30,000    10 years November 1, 2008    10 years
Curacao, Netherlands
 Antilles............... March 2, 1999       38,711    10 years February 1, 2009    10 years
Rotorua, New Zealand.... November 18, 1999   39,129    10 years November 17, 2009   10 years
Porirua, New Zealand.... December 9, 1999    40,365    10 years December 8, 2009    10 years

  The Company leases approximately 6,000 square feet of office space for its headquarters in Bellevue, Washington, which lease expires on April 30, 2000. The Company subleases approximately 2,000 additional square feet at its headquarters in Bellevue on a month-to-month basis. Because of additional space requirements, the Company plans to relocate its headquarters office around June 2000 and has entered into a letter of intent to lease approximately 15,000 square feet of office space in Preston, Washington. The Company relocated its Union City, California distribution facility in December 1999 to a distribution facility in San Leandro, California. The San Leandro facility is approximately 81,000 square feet, and the lease expires on January 31, 2007. The Company also leases approximately 3200 square feet of office space in Auckland, New Zealand. Such lease is renewed on a month-to-month basis. The Company believes that its distribution facilities will be sufficient to meet the Company's needs at least through the end of fiscal 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 26, 1999.

                                    PART II

Item 5. Market for Company's Common Stock and Related Shareholder Matters

  The Company's Common Stock is traded on the Nasdaq National Market (symbol "CULS"). The number of shareholders of record of the Company's Common Stock at March 18, 2000, was 3,576,858.

  High and low sales prices for the Company's Common Stock for the periods indicated in 1999, are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                         Stock
                                                                         Price
                                                                       ---------
            Year                                                       High Low
            ----                                                       ---- ----
     Fiscal 1999 (ended December 26, 1999)
       First Quarter.................................................. 8.13 5.50
       Second Quarter................................................. 6.00 4.63
       Third Quarter.................................................. 5.75 4.63
       Fourth Quarter................................................. 5.38 3.88

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

                          Dec. 26,  Dec. 27,   Dec. 28,   Dec. 29,   Dec. 31,
                            1999      1998       1997       1996       1995
                          --------  --------   --------   --------   --------
Income Statement Data:
Net sales...............  $167,079  $133,861   $124,865   $134,820   $139,652
Gross profit............    27,395    22,324     20,468     20,996     19,477
Operating Expenses:
 Store..................    18,254    15,100     14,543     15,843     14,949
 General and
  administrative........     5,654     4,139      3,225      3,039      2,728
 Store opening..........     1,217       747        327          0        600
 Store closing..........         0       238      1,346        918        400
Operating income........     2,270     2,100      1,027      1,196        800
Interest expense, net...      (403)     (257)      (427)      (605)      (555)
Other income (expense)..       (57)      (10)       (40)         0        150
Income before income
 taxes..................     1,810     1,833        560        591        395
Income tax provision....       656       640        197        221        145
Net income..............  $  1,154  $  1,193   $    363   $    370   $    250
Earnings per common
 share:
 Basic..................  $   0.32  $   0.45   $   0.18   $   0.19   $   0.13
 Diluted................  $   0.32  $   0.43   $   0.17   $   0.17   $   0.11
Weighted average common
 shares outstanding,
 diluted................     3,618     2,759      2,124      2,147      2,198

Selected Operating Data:
Island stores:
 Net sales..............  $153,164  $125,433   $111,480   $111,413   $120,010
 Store contribution(2)..  $  8,013  $  6,690   $  5,635   $  5,212   $  4,958
 Stores opened..........         3         3          0          0          2
 Stores closed..........         0         1          0          0          1
 Stores open at end of
  period................        12         9          7          7          7
 Average net comparable
  sales per square
  foot(1)(3)............  $    534  $    596   $    536   $    535   $    547
 Comparable-store net
  sales increase
  (decrease)(1)(3)......       6.9%     10.9 %     (0.2)%     (5.0)%    (18.5)%
Mainland stores:
 Net sales..............  $  7,012  $  6,782   $ 10,684   $ 23,407   $ 19,642
 Store contribution(2)..  $   (176) $    (94)  $   (160)  $   (415)  $   (430)
 Stores opened..........         0         0          0          0          2
 Stores closed..........         0         0          2          1          0
 Stores open at end of
  period................         1         1          1          3          4
 Average net comparable
  sales per square
  foot(1)(3)............  $    303  $    293   $    244   $    217   $    244
 Comparable-store net
  sales increase
  (decrease)(1)(3)......       3.4%     (6.4)%     (3.2)%     (4.2)%      8.9 %
Total stores open at end
 of period..............        13        10          8         10         11
Total comparable-store
 net sales increase
 (decrease)(1)(3).......       6.8%      9.9 %     (0.5)%     (4.9)%    (15.8)%

Consolidated Balance
 Sheet Data:
Working capital.........  $  5,992  $  9,241   $  3,814   $  3,635   $  3,429
Total assets............    43,675    37,217     22,815     24,856   $ 28,525
Line of credit..........     2,163         0        376      1,500      3,500
Long-term debt, less
 current maturities.....     2,517     2,036      1,169      1,965      2,237
Total shareholders'
 equity.................    20,665    19,596      9,670      9,327      8,957

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding future results of operations and financial position, the Company's ability to develop new markets, manage rapid growth, and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's expectations. The following discussions and the section entitled "Business--Important Factors Regarding Forward-Looking Statements" describe some, but not all, of the factors that could cause these differences.

Overview

 Background

  Cost-U-Less began operations in 1989 by opening a mid-sized warehouse club-style store in Maui, Hawaii. The Company's store concept proved successful in the more remote, and in many ways more challenging, island markets. The Company began experimenting in late 1992 with similar stores in various mainland markets. Over the course of a three-year period, the Company opened six mainland stores and seven island stores, but, over time, found that most of the mainland stores did not meet the Company's performance expectations. The Company therefore focused on its core competencies in operating island stores and began closing its mainland stores. Currently only one mainland store remains open and serves as an efficient testing ground for new operating and merchandising methods. The Company intends to retain this store while targeting its future growth on island markets.

 1999 Review

  In 1999, three new stores were opened; Curacao, Netherlands Antilles (in March), Rotorua, New Zealand (in November), and Porirua, New Zealand (in December). Additionally, the Company opened buying offices in Auckland, New Zealand and Sydney, Australia, to support the operations in New Zealand and Fiji. The Fijian stores were opened in 1998, and represented the Company's first foreign island country stores. Historically, the Company's island stores achieved profitability within the first year of operation. The Curacao store is operating within Company expectations. The stores in Fiji and New Zealand have performed below Company expectations. The two Fijian stores have shown improved performance, but continue to perform below Company expectations. Compared to other island markets in which the Company operates, New Zealand has significantly more competitive market challenges. Additionally, New Zealand has established and accepted regional brands and goods that compete with the U.S. brands offered by the Company. The Company is taking several actions in an effort to improve New Zealand performance. See "2000 Strategy" on the succeeding page.

  The Company began implementing a strategy to increase its business to business sales. Business to business sales ("business sales") occur through our retail stores and distribution facilities. Business sales through the Company's distribution facilities represent 4.1%, 1.2%, and 2.2% of the Company's total sales in fiscal 1999, 1998, and 1997, respectively. The gross margin on these sales are lower than retail gross margins. However, because there are generally lower handling costs associated with these sales, these sales are generally profitable and complement the retail business. The gross margin on business sales through the distribution facilities were 7.5% in 1999, compared to 10.9% in 1998 and 1997. We anticipate increased business sales in fiscal 2000.

  The Company benefits from attractive store-level economics and favorable returns on investment at its island stores. The Company's nine island stores opened for all of fiscal 1999 generated average per store net sales of $15.5 million, average net sales per square foot of $534, average annual per store contribution (store gross profit less direct store expenses) of approximately $860,000, and average annual contribution before depreciation of $968,000. The Company uses the entire interior space of its store, including receiving and office space, in calculating average net sales per square foot.

  The Company receives, consolidates and loads merchandise at its distribution facilities, then ships merchandise to its island stores in fully loaded containers. The Company also receives local goods delivered directly to the stores. In-store inventory is managed primarily by electronically monitoring sell-through of merchandise and maintaining efficient distribution facilities. Inventory turns in 1999 decreased to 7.1 compared to 7.5 in 1998 and 1997. The reduction was primarily due to the impact of under-performing stores in Fiji, and to a lesser extent, New Zealand.

 2000 Strategy

  The Company plans to take several actions to improve performance in New Zealand and Fiji. The Company believes it is the first warehouse club concept in the New Zealand market, and that through improved merchandising, promotional activity, implementing a business sales strategy, and more experienced store management, the New Zealand market will become more accustomed to the warehouse club concept, and that store performance can be improved. Furthermore, the Auckland, New Zealand buying office will be downsized, which the Company believes will reduce costs. Buying responsibility will be realigned, with the Corporate buying office coordinating overall buying activities. In Fiji, performance has been improving, and the Company plans to improve the merchandising, and increase the business sales. While management believes the actions described above can significantly improve profitability in these stores, there can be no assurance that the actions described above will be successful. With a relatively small base of 13 stores, under-performing stores can have a materially adverse impact on Company performance.

  The Company is developing a business plan that will define how and where the Company will achieve growth beginning in 2001. The plan will look to markets in the Pacific and Caribbean with the attributes that typify the Company's most successful stores. The plan will return the Company to its primary strategy of entering island markets ahead of larger warehouse club competitors, entering markets that have acceptance and demand for U.S. goods where supply is minimal, and leveraging the Company island-operations expertise, systems, and merchandising methods. To prepare for growth beginning 2001, the Company is improving merchandising methods, systems, and information, and reviewing the key attributes associated with successful stores.

  Business sales through Company stores and distribution facilities are expected to increase in fiscal year 2000. The additional sales, although at lower margins than retail margins, are profitable and more fully utilize the Company's logistic capabilities and facilities.

  Recently, a membership warehouse club announced their intent to enter the St. Thomas market, where the Company has an established and successful store. The Company will be developing and implementing marketing and other strategies to prepare for this new competition. However, the Company's gross margins are generally lower for those stores in markets where traditional warehouse clubs and discount retailers operate.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain consolidated income statement data.

                                                    Fiscal Year Ended
                                          --------------------------------------
                                          December 26, December 27, December 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
   Net sales.............................    100.0 %      100.0 %      100.0 %
   Gross margin..........................     16.4         16.7         16.4
   Operating Expenses:
     Store...............................     10.9         11.3         11.6
     General and administrative..........      3.4          3.1          2.6
     Store opening.......................       .7          0.5          0.3
     Store closing.......................      --           0.2          1.1
   Operating income......................      1.4          1.6          0.8
   Interest expense......................     (0.2)        (0.2)        (0.3)
   Income before income taxes............      1.1          1.4          0.5
   Income tax provision..................      0.4          0.5          0.2
   Net income............................      0.7 %        0.9 %        0.3 %

 Fiscal 1999 Compared to Fiscal 1998

  Net Sales. Net sales in fiscal 1999 increased 24.8% to $167.1 million from $133.9 million in 1998. The increase was primarily due to a full year of sales from the two additional stores opened in fiscal 1998, and the Curacao store that opened in March 1999. Comparable sales (stores open at least 13 months) increased 6.8% during fiscal 1999, compared to 9.9% in 1998. With one new store planned in fiscal 2000, sales growth is expected to slow from the 1999 sales growth of 24.8% in fiscal 2000.

  Gross Margin. Gross margin decreased to 16.4% in fiscal 1999 from 16.7% in fiscal 1998. The decrease was primarily due to increased business sales which carry lower margins, but are executed at minimal direct expense. Excluding business sales, gross margin rate was approximately the same as 1998. Gross profit increased 22.7% to $27.4 million in 1999 from 1998 gross margin dollars of $22.3 million, primarily as a result of increased sales.

  Store Expenses. Store expenses increased $3.2 million in 1999 to $18.3 million from $15.1 million in 1998. As a percent of sales, store expenses decreased to 10.9% in 1999 from 11.3% in 1998. The increase in store expenses was primarily due to a full year of expenses being required in 1999 for two additional stores opened in 1998, and the new stores opened in 1999. The decrease in store expenses as a percent of sales was primarily due to higher sales volume in 1999 compared to 1998, while variable expenses increased only 6.8%.

  General and Administrative Expense. General and administrative expenses increased $1.5 million in 1999 to $5.6 million compared to $4.1 million in 1998. The increase was due to establishing the New Zealand and Australia buying offices, and personnel additions at the corporate office, primarily in information technology, to support system enhancements and improved store communications. It is expected that the rate of increase will slow in 2000 as the Company is better positioned to support 2000 growth.

  Store Opening Expense. Store opening expenses increased $.5 million to $1.2 million in 1999, compared to $.7 million in 1998. The increase was primarily due to the costs to open Curacao in the first quarter 1999 and the two New Zealand stores in the fourth quarter of 1999. In 1998, the Company re-located the St. Thomas store, and opened two Fijian stores. In addition, 1999 store opening expense included costs to open the St. Maarten store. The St. Maarten store is planned in open in 2000. We expect store opening costs to decline in 2000, due to one planned new store in 2000.

  Net Interest Expense. Net interest expense increased $146,000 to $403,000 in 1999 due primarily to additional borrowings incurred during 1999 to fund the construction and opening of new and future stores.

 Fiscal 1998 Compared to Fiscal 1997

  Net Sales. Net sales in fiscal 1998 increased 7.2%, to $133.9 million from $124.9 million in 1997. The increase was primarily due to a same store sales increase of 9.9%, which was offset by the loss of sales from two closed stores in late 1997. The sales from two additional stores in 1998 were further offset by a decrease in business sales of $1.1 million in 1998.

  Gross Margin. Gross margin increased to 16.7% in fiscal 1998 from 16.4% in fiscal 1997. The increase in gross margin was due to the closure of two low-margin mainland stores in 1997, and increased sales in higher-margin departments such as the fresh meat and perishable departments, and decreased distribution costs resulting from higher volumes. Gross profit increased 8.8% to $22.3 million in 1998 from $20.5 million in 1997, which resulted from increased sales and gross margin.

  Store Expenses. Store expenses increased $557,000 in 1998 to $15.1 million from $14.5 million in 1997. The increase resulted from increased sales. As a percentage of net sales, store expenses decreased to 11.3% in 1998 from 11.6% in 1997.

  General and Administrative Expenses. General and administrative expenses increased $914,000 in 1998, or 28.3%, to $4.1 million from $3.2 million in 1997. The increase was primarily due to an increase in corporate employees resulting from the increased complexities from foreign operations, and in costs directly associated with being a public company, including, but not limited to, professional fees, travel, increased insurance, and investor relations costs.

  Store Closing Expenses. Store closing expenses decreased to $238,000 in 1998 from $1.3 million in 1997. The decrease resulted from one store being closed in June 1998 in connection with the completion of a new store in St. Thomas. In 1997, the Company closed two domestic stores. The store closure in 1998 was attributable to the Company's only island store not built to company specifications. Damage from a hurricane in 1995 was not satisfactorily repaired and, as a result, the Company reached an agreement for an early termination of the lease.

  Interest Expense. Interest expense declined $170,000 in 1998 to $257,000, from $427,000 in 1997. The decrease was due primarily to an increase in interest income of $96,000 from interest bearing deposits on the net proceeds from the initial public offering and a reduction in average outstanding borrowings.

Liquidity and Capital Resources

  The Company has financed its operations with proceeds from its initial public offering, various credit facilities, and internally generated funds. In July 1998, the Company raised $8.7 million in net proceeds from its initial public offering and concurrent private placement. See "Market for Company's Common Stock and Related Shareholder Matters."

  Net cash provided by operations was $101,000, $245,000, and $4.6 million for fiscal years 1999, 1998 and 1997, respectively. The decrease in net cash provided by operations in 1999 compared to 1998, and 1998 compared to 1997, was primarily due to an increase in inventory for three additional stores in 1999, and two additional stores in 1998. Net cash provided by operations in 1999 and 1998 decreased significantly from 1997, when the Company closed four stores.

  Net cash used in investing activities was $5.5 million, $7.2 million, and $.9 million for fiscal years 1999, 1998 and 1997, respectively. The cash used in investing activities in 1999 and 1998 was primarily due to additional store openings in 1999 and 1998, including the construction of the re-located St. Thomas store, and new corporate computer hardware in 1998. Cash used in 1997 was primarily related to equipment for the Corporate office and stores.

  Net cash provided by financing activities was $2.1 million in 1999, and was used primarily to fund the Company's three new stores in 1999. In 1998, net cash provided by financing activities of $10.2 million was primarily due to the Company's July 1998 initial public offering and concurrent Reg. S placement that provided net proceeds of $8.7 million, and $3.0 million in long term debt financing related to the construction of the re-located St. Thomas store. Net cash used in financing activities in 1997 was due to cash supplied by the closure of four stores that was used to pay down debt.

  On May 1, 1999, the Company renewed and increased its line of credit with a financial institution to the amount of $8.0 million. The line of credit expires May 1, 2000. Since the line of credit matures annually, the Company is currently in the process of renewing the line of credit for another year, which it expects to complete before May 1, 2000. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate or at LIBOR plus 1.5% (8.5% at December 26, 1999). The collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including requiring the Company to maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, debt to tangible net worth and quarterly cash flow and must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 26, 1999. The Company was in compliance with all such covenants. Borrowings under the line of credit as of December 26, 1999 amounted to $2.2 million. Amounts available under the line of credit are reduced by outstanding letters of credit of $1.1 million. The Company expects to continue to utilize the line of credit facility this year to finance the inventory for the new St. Maarten store.

  In November 1999, the Company entered into a $2.0 million note payable for the construction of its new store in St. Maarten. The note payable carries interest at the prime rate plus 1% (9.50% at December 26, 1999), and is secured by a first security interest on the St. Maarten leasehold interest and personal property. The Company expects to finance a substantial portion of its merchandise inventory cost through a combination of vendor and bank financing. The Company estimates that the St. Maarten store will require approximately $1.8 million of inventory, approximately half of which will be funded by vendors.

  The Company believes that amounts available under its various credit facilities, existing cash available for working capital purposes, and cash flow from operations will be sufficient to open the St. Maarten store and fund Company operations through fiscal 2000.

Year 2000 Compliance

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and noninformation technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. The Company did not incur significant costs related to the Year 2000 issue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company operates stores in foreign countries and has market risks associated with foreign currencies. However, sales are primarily made in U.S. cash or foreign currencies with minimal trade credit extended and no borrowings exist in foreign currencies. Cash deposited from sales are remitted back to the U.S. bank account, routinely. Because of the minimal trade credit, the Company's exposure to foreign currency market risk is not considered significant and is not concentrated in any single currency. Management does not believe that it experiences any significant market risk from foreign currencies.

Item 8. Financial Statements and Supplementary Data

  The following consolidated financial statements and supplementary data are included beginning on page 23 of this Report:

                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  23
   Consolidated Financial Statements:
     Consolidated Balance Sheets...........................................  24
     Consolidated Statements of Income.....................................  25
     Consolidated Statements of Shareholders' Equity.......................  26
     Consolidated Statements of Cash Flows.................................  27
     Notes to Consolidated Financial Statements............................  28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Cost-U-Less, Inc.

  We have audited the accompanying consolidated balance sheets of Cost-U-Less, Inc. as of December 26, 1999 and December 27, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended December 26, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cost-U-Less, Inc. at December 26, 1999 and December 27, 1998 and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
February 21, 2000

                               COST-U-LESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 26, December 27,
                                                          1999         1998
                                                      ------------ ------------
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents..........................   $   792      $ 4,289
  Receivables (net of allowance of $150 and $143 in
   1999 and 1998, respectively)......................     2,122        1,696
  Income tax receivable..............................       518          157
  Inventories........................................    21,605       16,685
  Prepaid expenses...................................       265          210
  Deferred taxes.....................................       769          511
                                                        -------      -------
    Total current assets.............................    26,071       23,548
Buildings and equipment, net.........................    16,563       12,712
Deposits and other assets............................       974          816
Deferred taxes, net..................................        67          141
                                                        -------      -------
    Total assets.....................................   $43,675      $37,217
                                                        =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Line of credit.....................................   $ 2,163      $   --
  Accounts payable...................................    14,387       11,443
  Accrued expenses...................................     2,382        1,809
  Current portion of long-term debt..................       422          633
  Current portion of capital lease obligations.......       725          422
                                                        -------      -------
    Total current liabilities........................    20,079       14,307
Deferred rent........................................       414          524
Long-term debt, less current portion.................     2,517        2,036
Capital lease obligations, less current portion......         0          754
                                                        -------      -------
    Total liabilities................................    23,010       17,621

Commitments

Shareholders' equity:
Preferred stock--$0.001 par value; Authorized
 shares--2,000,000; Issued and outstanding shares,
 respectively--none..................................       --           --
Common stock--$0.001 par value; Authorized shares--
 25,000,000; Issued and outstanding shares,
 respectively--3,576,858 and 3,539,961...............    12,422       12,305
Retained earnings....................................     8,512        7,358
Accumulated other comprehensive loss.................      (269)         (67)
                                                        -------      -------
    Total shareholders' equity.......................    20,665       19,596
                                                        -------      -------
    Total liabilities and shareholders' equity.......   $43,675      $37,217
                                                        =======      =======

                            See accompanying notes.

                               COST-U-LESS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)

                                                  Fiscal Year Ended
                                        --------------------------------------
                                        December 26, December 27, December 28,
                                            1999         1998         1997
                                        ------------ ------------ ------------
Net sales .............................  $ 167,079    $ 133,861    $ 124,865
Merchandise costs......................    139,684      111,537      104,397
                                         ---------    ---------    ---------
Gross profit...........................     27,395       22,324       20,468
Operating expenses:
  Store................................     18,254       15,100       14,543
  General and administrative...........      5,654        4,139        3,225
  Store openings.......................      1,217          747          327
  Store closings.......................          0          238        1,346
                                         ---------    ---------    ---------
Total operating expenses...............     25,125       20,224       19,441
                                         ---------    ---------    ---------
Operating income.......................      2,270        2,100        1,027
Other income (expense):
  Interest expense, net................       (403)        (257)        (427)
  Other................................        (57)         (10)         (40)
                                         ---------    ---------    ---------
Income before income taxes.............      1,810        1,833          560
Income tax provision...................        656          640          197
                                         ---------    ---------    ---------
Net income.............................  $   1,154    $   1,193    $     363
                                         =========    =========    =========
Earnings per common share:
  Basic................................  $    0.32    $    0.45    $    0.18
                                         =========    =========    =========
  Diluted .............................  $    0.32    $    0.43    $    0.17
                                         =========    =========    =========
Weighted average common shares
 outstanding ..........................  3,557,789    2,664,192    1,999,961
                                         =========    =========    =========
Weighted average common shares
 outstanding, diluted .................  3,618,193    2,758,939    2,123,784
                                         =========    =========    =========


                            See accompanying notes.

                               COST-U-LESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                          Accumulated
                               Common   Common               Other
                               Stock--  Stock-- Retained Comprehensive
                               Shares   Amount  Earnings Income (Loss)  Total
                              --------- ------- -------- ------------- -------
Balance at December 29,
 1996........................ 1,999,961 $ 3,525  $5,802      $   0     $ 9,327
  Net income.................       --      --      363        --          363
  Foreign currency
   translation adjustments...       --      --      --         (20)        (20)
                                                                       -------
  Comprehensive income.......                                              343
                              --------- -------  ------      -----     -------
Balance at December 28,
 1997........................ 1,999,961   3,525   6,165        (20)      9,670
  Initial public offering:
  Sale of common stock, net
   of $2,075 of offering
   costs..................... 1,540,000   8,705     --         --        8,705
  Compensation related to
   stock options.............       --       75     --         --           75
  Net income.................       --      --    1,193        --        1,193
  Foreign currency
   translation adjustments...       --      --      --         (47)        (47)
                                                                       -------
  Comprehensive income.......                                            1,146
                              --------- -------  ------      -----     -------
Balance at December 27,
 1998........................ 3,539,961  12,305   7,358        (67)     19,596
  Exercise of common stock
   options...................    36,897     117                            117
  Net income.................               --    1,154        --        1,154
  Foreign currency
   translation adjustments...       --      --      --        (202)       (202)
                                                                       -------
  Comprehensive income.......                                              952
                              --------- -------  ------      -----     -------
Balance at December 26,
 1999........................ 3,576,858 $12,422  $8,512      $(269)    $20,665
                              ========= =======  ======      =====     =======


                            See accompanying notes.

                               COST-U-LESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                          December 27, December 27, December 28,
                                              1999         1998         1997
                                          ------------ ------------ ------------
OPERATING ACTIVITIES:
  Net income............................    $ 1,154      $ 1,193      $   363
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization.......      1,598        1,092          917
    Writedown of property and
     equipment..........................         46          195          637
    Deferred tax (benefit) provision....       (184)          42         (253)
    Compensation related to stock
     options............................        --            75          --
    Reserve for bad debts...............          7          118          --
    Cash provided by (used in) changes
     in operating assets and
     liabilities:
      Receivables.......................       (434)        (791)        (308)
      Income tax receivable.............       (361)          22          208
      Inventories.......................     (4,920)      (4,414)       2,667
      Prepaid expenses..................        (54)         (73)         179
      Deposits and other assets.........       (158)        (180)        (193)
      Accounts payable..................      2,944        2,467          352
      Accrued expenses..................        573          456         (142)
      Deferred rent.....................       (110)          43          151
                                            -------      -------      -------
        Net cash provided by operating
         activities.....................        101          245        4,578

INVESTING ACTIVITY:
  Cash used to purchase buildings and
   equipment............................     (5,495)      (7,152)        (899)

FINANCING ACTIVITIES:
  Proceeds from sale of common stock....        117        8,705          --
  Proceeds (payments) from (on) line of
   credit, net..........................      2,163         (376)      (1,125)
  Proceeds from long-term debt..........        907        3,000          --
  Payments on long-term debt............       (637)        (715)      (1,246)
  Payments on capital lease
   obligations..........................       (451)        (399)        (375)
                                            -------      -------      -------
        Net cash provided by (used in)
         financing activities...........      2,099       10,215       (2,746)
  Foreign currency translation
   adjustments..........................       (202)         (47)         --
                                            -------      -------      -------
Net increase (decrease) in cash and cash
 equivalents............................     (3,497)       3,261          933
Cash and cash equivalents:
  Beginning of period...................      4,289        1,028           95
                                            -------      -------      -------
  End of period.........................    $   792      $ 4,289      $ 1,028
                                            =======      =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Interest............................    $   478      $   409      $   442
    Income taxes........................    $ 1,187      $   577      $   102

                            See accompanying notes.

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of Business

  Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States (U.S.), U.S. territories, and foreign island countries throughout the Pacific and the Caribbean. At December 26, 1999, the Company operated thirteen stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Republic of Fiji
(Fiji), and New Zealand.

 Fiscal Year

  The Company's fiscal year ends on the last Sunday in December. The years ended December 26, 1999, December 27, 1998, and December 28, 1997 represent 52-week fiscal years.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji, New Zealand and St. Maarten. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Foreign Currency Translations

  The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand, and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are charged or credited to shareholders' equity, net of taxes and are included in determining comprehensive income. Realized and unrealized gains on foreign currency transactions are included in other income (expense).

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash Equivalents

  The company considers all highly liquid investments with an initial maturity three months or less to be cash equivalents.

 Financial Instruments

  The carrying value of financial instruments, including cash, receivables, payables, and long-term debt, approximates market value at December 26, 1999 and December 27, 1998.

 Inventories

  Inventories are carried at the lower of average cost or market.

                               COST-U-LESS, INC.

 Buildings and Equipment

  Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years. Equipment acquired under capitalized leases is depreciated over the shorter of the asset's estimated useful life or the life of the related lease. Leasehold improvements are amortized over the lesser of the term of the lease or the assets' estimated useful lives.

 Revenue Recognition

  The Company recognizes revenue from product sales when the products are purchased by the customer.

 Long Lived Assets

  The Company periodically evaluates the recoverability and possible impairment of its long-lived assets. Management's analysis is based on several factors, including, but not limited to, management's plans for future operations, recent operating results, and projected cash flows.

 Letter of Credit

  As of December 26, 1999, the Company has $1.1 million outstanding in standby letters of credit.

 Advertising Costs

  The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 1999, 1998, and 1997 were not material to the Company's operating results.

 Store Opening Costs

  Pre-opening costs incurred in connection with the startup and promotion of new stores are expensed as incurred.

 Stock-Based Compensation

  The Company has elected to apply the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

 Income Taxes

  Income tax expense includes U.S. and foreign income taxes. The Company accounts for income taxes under the liability method. Under the liability method, deferred tax and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                               COST-U-LESS, INC.

 Earnings Per Share

  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share are computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

 Comprehensive Income

  Comprehensive income is reported in the consolidated statement of shareholders' equity. The Company's comprehensive income includes its net income and the effect of foreign currency translation adjustments.

 Segment Reporting

  Effective January 1, 1997, the Company adopted the Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this Statement did not affect results of operations or financial position. The Company operates two segments, island and mainland stores.

 New Accounting Pronouncement

  In June 1998 , the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company's year ending December 31, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

2. Buildings and Equipment

  Buildings and equipment consist of the following (in thousands) at:

                                                     December 26, December 27,
                                                         1999         1998
                                                     ------------ ------------
   Buildings........................................   $ 2,874      $ 2,874
   Equipment........................................    16,263       11,898
   Leasehold improvements...........................     1,386        1,171
                                                       -------      -------
     Buildings, equipment and leasehold
      improvements..................................    20,523       15,943
   Less accumulated depreciation and amortization...     5,202        3,823
                                                       -------      -------
     Net book value of depreciable assets...........    15,321       12,120
   Computer system and software development in
    progress........................................         0          592
   Construction in progress.........................     1,242            0
                                                       -------      -------
   Total assets.....................................   $16,563      $12,712
                                                       =======      =======

3. Line of Credit

  The Company maintains an $8,000,000 line of credit with a commercial bank that expires May 1, 2000. Borrowings bear interest at the Company's option of the prime rate or LIBOR plus 1.5% (8.5% at December 26, 1999). Borrowings are secured by various Company assets. As of December 26, 1999, borrowings outstanding

                               COST-U-LESS, INC.

under the line of credit amounted to $2,163,000. Amounts available under the line of credit are reduced by outstanding letters of credit of $1.1 million.

  In accordance with the terms of this line of credit, the Company is required to maintain certain financial covenants. As of and during the year ended December 26, 1999, the Company was in compliance with all such covenants.

4. Long-Term Debt

  In 1997 the Company entered into a $1,000,000 note payable to a bank to fund construction of the St. Thomas store. The note bears interest at the fixed rate index plus 1.75% (7.77% at December 26, 1999), and matures April 2000. As of December 26, 1999, there was a balance owed of $221,000, and is secured by various Company assets.

  Also, in conjunction with the construction of the St. Thomas store, the Company entered into a $2,000,000 note payable to a bank with interest at the prime rate plus 1% (9.5% at December 26, 1999), maturing June 2013. As of December 26, 1999, there was a balance owed of $1,811,000, and is secured by a first leasehold priority mortgage on the St. Thomas building. The Company makes principal payments of approximately $11,000 per month.

  In November 1999, the Company entered into a $2,000,000 credit facility with a financial institution to fund the construction of the St. Maarten store. At December 26, 1999, the Company had borrowed $907,000 against this credit facility to fund construction in progress related to the St. Maarten store. The credit facility bears interest at the prime rate plus 1% (9.50% at December 26, 1999). The note is secured by a first leasehold security interest on the St. Maarten leasehold interest and personal property. The Company will make principal payments of approximately $11,000 per month, upon completion of the store, which is expected to be third quarter of 2000.

  Maturities of long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

              2000......................... $  422
              2001.........................    267
              2002.........................    267
              2003.........................    267
              2004.........................    267
              Thereafter...................  1,449
                                            ------
                Total...................... $2,939
                                            ======

5. Income Taxes

  Income (loss) before income taxes by jurisdiction is as follows:

                                                        1999     1998    1997
                                                       -------  ------  ------
   United States...................................... $ 3,070  $1,279  $ (795)
   U.S. Territories...................................   1,812   1,375   1,520
   Foreign............................................  (3,072)   (821)   (165)
                                                       -------  ------  ------
     Income before income taxes....................... $ 1,810  $1,833  $  560
                                                       =======  ======  ======

                               COST-U-LESS, INC.

  The provision for income taxes is as follows:

                                                           1999   1998   1997
                                                           -----  -----  -----
   Current Income Taxes:
     United States........................................ $ 217  $ 112  $   0
     U.S. Territories.....................................   653    483    463
     Other................................................   (30)     3    (13)
                                                           -----  -----  -----
       Current Income Taxes...............................   840    598    450
   Deferred Income Taxes
     United States........................................ $ 346  $ 273  $(268)
     U.S. Territories.....................................   132      0      0
     Foreign..............................................  (662)  (231)     0
     Other................................................     0      0     15
                                                           -----  -----  -----
       Deferred income taxes..............................  (184)    42   (253)
                                                           -----  -----  -----
   Provision for Income Taxes............................. $ 656  $ 640  $ 197
                                                           =====  =====  =====

  A reconciliation of the Company's effective tax rate with the federal statutory rate of 34% for the years ended December 26, 1999, December 27, 1998, and December 28, 1997, is as follows:

                                        1999         1998          1997
                                        ----         ----          ----
Tax at U.S. Statutory Rate............  $615  34.0 % $623   34.0 % $190  34.0 %
Non-Deductible Permanent Differences..     3   0.2 %   10    0.5 %    1   0.2 %
Change in Valuation Allowance.........     0   0.0 %   32    1.7 %  (22) (3.9)%
Statutory Rate Difference as Compared
 to U.S. Statutory Rate: U.S.
 Territories..........................    45   2.5 %   46    2.5 %   14   2.5 %
Other.................................    (7) (0.4)%  (71) (12.7)%   14   2.5 %
                                        ----         ----          ----
  Effective Income Tax Rate...........  $656  36.2 % $640   34.9 % $197  35.2 %
                                        ====         ====          ====

  The Company's ability to utilize various tax benefits is dependent on generating taxable income in the future. At December 26, 1999, the company had recognized certain net tax benefits of foreign net operating loss carry-forwards that are dependent on future earnings of the Company's U.S. and foreign operations. The Company has implemented a tax strategy which will allow the Company to utilize these tax benefits.

  Effective December 26, 1999, the Company elected to treat its wholly-owned subsidiary in New Zealand as a branch for U.S. tax purposes. The effect of such election resulted in a U.S. tax benefit of approximately $396,000 in 1999. In addition, the Company utilized $321,000 of foreign tax credits in the year ended December 26, 1999.

                               COST-U-LESS, INC.

  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  1999    1998
                                                                 ------  ------
   Deferred Tax Assets
     Inventory Adjustments...................................... $  152  $  157
     Vacation Accrual...........................................    100      80
     Bad Debt Expense...........................................     51      21
     Net Operating Loss Carryforward--U.S. .....................      0      80
     Net Operating Loss Carryforward--Foreign...................  1,103     441
     Deferred Rent..............................................    144     178
     Foreign tax credits........................................      0     321
     Other......................................................     24      14
                                                                 ------  ------
     Total Deferred Tax Assets..................................  1,574   1,292
       Valuation Allowance......................................   (199)   (199)
                                                                 ------  ------
                                                                  1,375   1,093
   Deferred Tax Liabilities
     Cash Discounts.............................................    (13)    (65)
     Fixed Asset Basis Difference...............................   (526)   (376)
                                                                 ------  ------
     Total Deferred Tax Liabilities.............................   (539)   (441)
                                                                 ------  ------
   Net Deferred Tax Assets...................................... $  836  $  652
                                                                 ======  ======

  The net deferred tax assets are classified on the balance sheet as follows:

   Current Assets............................................... $  769  $  511
   Long-Term Assets, net........................................     67     141
                                                                 ------  ------
   Net Deferred Tax Assets...................................... $  836  $  652
                                                                 ======  ======

  As of December 26, 1999, the Company's Fiji subsidiary has net operating losses (NOL's) of $2.5 million, which will begin to expire in the year 2006. Other NOL's in Australia, Netherlands Antilles, and St. Maarten of approximately $.6 million are not subject to expiration time limits.

6. Shareholders' Equity

 Common Stock

  On May 13, 1998, the Company effected a 1-for-3.38773 reverse split of its common stock. All outstanding common and common equivalent shares and per-share amounts in the accompanying financial statement and related notes have been retroactively adjusted to give effect to the stock split.

  On July 23, 1998, the Company sold 1,380,000 shares of common stock at $7.00 per share in an Initial Public Offering. Concurrent with the Initial Public Offering on July 23, 1998, the Company issued 277,000 warrants to certain shareholders at grant prices ranging from $8.40 to $10.15. At December 26, 1999, these warrants are fully vested and exercisable.

 Stock Options

  The Company maintains an Amended and Restated 1989 Stock Option Plan (the "1989 Plan") which provides for the granting of incentive and nonqualified stock options to employees, directors, and consultants of

                               COST-U-LESS, INC.

the Company. An aggregate of 398,496 shares of common stock has been authorized for issuance under the 1989 Plan. Options issued under the 1989 Plan vest ratably over five years and expire ten years from the date of grant and are generally granted at prices equal to the fair value on the date of grant. There were 175,936 options available for future grant under the 1989 Plan at December 26, 1999. No additional options will be granted under the 1989 Plan.

  In 1998, the Company adopted, and shareholders approved, issuance of the 1998 Stock Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of various stock awards, including stock options and issuance of restricted stock, with a maximum of 500,000 shares of common stock available for issuance. Options issued under the 1998 Plan vest at various terms ranging from immediately to five years and expire ten years from the date of grant and are generally granted at prices equal to the fair value on the date of grant. There were 123,201 options available for future grant under the 1998 Plan at December 26, 1999.

  A summary of the status of stock option plans as of December 26, 1999, December 27, 1998, and December 28, 1997, and changes during the years then ended are presented below:

                               1999              1998               1997
                         ----------------- ------------------ -----------------
                                  Weighted           Weighted          Weighted
                                  Average            Average           Average
                                  Exercise           Exercise          Exercise
                         Options   Price   Options    Price   Options   Price
                         -------  -------- --------  -------- -------  --------
Outstanding, beginning
 of year................ 452,150   $5.35    291,009   $5.49   270,320   $4.98
  Granted at fair
   value................ 114,288    5.03    442,546    6.96    45,744    9.82
  Forfeited............. (13,275)   5.77   (281,405)   9.08   (25,055)   9.45
  Exercised............. (36,897)   3.18        --      --        --      --
                         -------           --------           -------
Outstanding, end of
 year................... 516,266    5.40    452,150    5.35   291,009    5.49
                         =======           ========           =======

  The weighted average fair values of options granted in 1999, 1998, and 1997 were $2.63, $5.18, and $0.09, respectively.

  The following summarizes information related to options outstanding and exercisable at December 26, 1999:

                       Outstanding                               Exercisable
     -----------------------------------------------------    ----------------------
                                 Weighted      Weighted                   Weighted
       Range of                  Average        Average                   Average
       Exercise                  Exercise     Contractual                 Exercise
        Prices       Options      Price          Life         Options      Price
     ------------    -------     --------     -----------     -------     --------
     $0.79 - 3.38     69,366      $1.85       1.38 years       69,366      $1.85
      3.72 - 6.00    188,815       4.51       8.50 years       95,192       4.02
             7.00    258,085       7.00       8.87 years      201,451       7.00
                     -------                                  -------
                     516,266       5.40                       366,009       5.25
                     =======                                  =======

  In October 1998, the Company offered employees and directors with options granted with exercise prices greater than $7.00 per share the opportunity to surrender those options and receive new options with an exercise price of $7.00 per share. With the exception of the exercise price, the terms of the new options, including the vesting schedule, are identical to the terms of the old options except for officers and directors who accepted a delay in vesting of six months. The holders of 267,385 options elected to exchange their options under this

                               COST-U-LESS, INC.

repricing offer, including directors of the Company holding 168,246 options. All options surrendered were reissued under the 1998 Plan.

  In January 1998, the Company granted 88,554 options with immediate vesting to a director of the Company. The options were granted with an exercise price of $7.62, with a deemed fair value of $8.47. Accordingly, for financial statement presentation purposes, compensation expense of $75,000 was recognized in 1998.

 Pro-Forma Disclosure

  The Company applies APB No. 25 and related interpretations in accounting for options under the 1989 and 1998 Plans. Accordingly, stock compensation has been recognized for the amortized intrinsic value of stock option grants. Had the stock option compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for options granted in 1999, 1998, and 1997, consistent with the fair value methods of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to these pro-forma amounts.

                                                             1999   1998  1997
                                                            ------ ------ -----
                                                              (Net income in
                                                                thousands)
   Net income as reported.................................. $1,154 $1,193 $ 363
   Net income pro forma.................................... $  911 $1,068 $ 357
   Earnings per common share, basic as reported............ $ 0.32 $ 0.45 $0.18
   Earnings per common share, basic pro forma.............. $ 0.26 $ 0.40 $0.18
   Earnings per common share, diluted as reported.......... $ 0.32 $ 0.43 $0.17
   Earnings per common share, diluted pro forma............ $ 0.25 $ 0.39 $0.17

  The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Risk-free interest rate...........................    6.00%    5.50%    6.20%
   Expected life..................................... 5 years  5 years  5 years
   Expected dividend yield...........................       0%       0%       0%
   Volatility........................................      84%     126%       0%

 Warrants

  In 1991, the Company issued 29,518 warrants to an officer. The warrants grant the holder the right to purchase 29,518 shares of the Company's common stock at a per-share price of $2.37. The warrants are currently exercisable and expire in 2001.

 Common Stock Reserved

  Common stock reserved for future issuance at December 26, 1999 is as follows:

   Stock options......................................................   815,403
   Warrants...........................................................   306,518
                                                                       ---------
                                                                       1,121,921
                                                                       =========

  On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of

                               COST-U-LESS, INC.

the Company's common stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the Company's common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time. As of December 26, 1999, no rights have become exercisable.

  The following table sets forth the computation of basic and diluted earnings per common share:

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
   Numerator:
     Net income.........................  $    1,154   $    1,193   $      363
   Denominator:
     Denominator for basic earnings per
      share--weighted average shares....   3,557,789    2,664,192    1,999,961
   Effect of dilutive common equivalent
    shares:
     Stock options and warrants.........      60,404       94,747      123,823
     Denominator for diluted earnings
      per share--adjusted weighted
      average shares and assumed
      conversion of stock options and
      warrants..........................   3,618,193    2,758,939    2,123,784
   Basic earnings per common share......  $     0.32   $     0.45   $     0.18
   Diluted earnings per common share....  $     0.32   $     0.43   $     0.17

7. Segment Information

  The Company reports operating results in two segments due to distinct geographical and operational differences. These two segments include the Company's discount retail stores located in its island markets and those located on the U.S. mainland. Other business activities include sales directly from the Company's distribution facilities. These sales are not significant to include as a separate segment and are aggregated with other operations that are not directly related to the operations of the stores in the particular segments. Segment contribution is segment revenue less direct segment operating expenses.

                               COST-U-LESS, INC.

                                              Island  Mainland
                                              Stores   Stores   Other   Totals
                                             -------- --------  ------ --------
                                                      (in thousands)
Year Ended December 26, 1999
Net sales................................... $153,164 $ 7,012    6,903  167,079
Contribution................................    8,013    (176)   1,304    9,141
Depreciation................................    1,076      67        0    1,143
Store opening expense.......................    1,217       0        0    1,217
Operating profit (loss).....................    6,796    (176)   1,304    7,924
Segment inventories.........................   17,262     799        0   18,061
Segment total assets........................   38,084   1,277        0   39,361

Year Ended December 27, 1998
Net sales................................... $125,433 $ 6,782   $1,646 $133,861
Contribution................................    6,690     (94)     628    7,224
Depreciation................................      727      69      --       796
Store opening expense.......................      747     --       --       747
Store closing expense.......................      238     --       --       238
Operating profit (loss).....................    5,705     (94)     628    6,239
Segment inventories.........................   12,387     806      --    13,193
Segment total assets........................   26,363   1,328      --    27,691

Year Ended December 28, 1997
Net sales................................... $111,480 $10,684   $2,701 $124,865
Contribution................................    5,635    (160)     450    5,925
Depreciation................................      579     110      --       689
Store opening expense.......................      327     --       --       327
Store closing expense.......................      --    1,346      --     1,346
Operating profit (loss).....................    5,308  (1,506)     450    4,252
Segment inventories.........................    8,655     764      --     9,419
Segment total assets........................   16,240   1,350      --    17,590

   Reconciliation of Contribution to Consolidated Income before Income Taxes

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Total contribution for reportable
 segments..............................    $ 7,837      $ 6,596      $ 5,475
Other contribution.....................      1,304          628          450
Administrative expense not allocated to
 segments..............................     (5,654)      (4,139)      (3,225)
Store opening/closing expenses.........     (1,217)        (985)      (1,673)
Other (expense)........................        (57)         (10)         (40)
Interest expense.......................       (403)        (257)        (427)
                                           -------      -------      -------
Consolidated income before income
 taxes.................................      1,810      $ 1,833      $   560
                                           =======      =======      =======

                               COST-U-LESS, INC.

                      Reconciliation of Significant Items

                                                  Segment           Consolidated
                                                  Totals  Corporate    Totals
                                                  ------- --------- ------------
                                                          (in thousands)
December 26, 1999
Other significant items
Depreciation..................................... $ 1,143  $  455     $ 1,598
Inventories......................................  18,061   3,544      21,605
Total assets.....................................  39,361   4,314      43,675
December 27, 1998
Other significant items
Depreciation..................................... $   796  $  296     $ 1,092
Inventories......................................  13,193   3,492      16,685
Total assets.....................................  27,691   9,526      37,217
December 28, 1997
Other significant items
Depreciation..................................... $   689  $  228     $   917
Inventories......................................   9,419   2,852      12,271
Total assets.....................................  17,590   5,225      22,815

                             Geographic Information

                                                                      Long-lived
                                                              Sales     Assets
                                                             -------- ----------
                                                               (in thousands)
1999
  United States............................................. $ 38,872  $ 3,817
  Other foreign countries*..................................  128,207   13,787
                                                             --------  -------
                                                             $167,079  $17,604

1998
  United States............................................. $ 30,798  $ 3,857
  Other foreign countries*..................................  103,063    9,671
                                                             --------  -------
                                                             $133,861  $13,528
                                                             ========  =======

1997
  United States............................................. $ 34,801  $ 3,451
  Other foreign countries*..................................   90,064    3,914
                                                             --------  -------
                                                             $124,865  $ 7,365
                                                             ========  =======

--------
*Including U.S. territories.

                               COST-U-LESS, INC.

8. Store Closures

  In 1997, the Company closed the Davis, California and Walla Walla, Washington stores. In 1998, the existing St. Thomas store was closed upon completion of the newly constructed St. Thomas store. There were no store closures during 1999. The following represents the costs charged to expense related to the store closures for the indicated fiscal years:

                                                       December 27, December 28,
                                                           1998       1997(1)
                                                       ------------ ------------
   Lease buyout.......................................     $--         $  421
   Leasehold improvement writeoff.....................      210           635
   Other closure costs................................       28           290
                                                           ----        ------
                                                           $238        $1,346
                                                           ====        ======

--------
(1) The 1997 charge of $1,346,000 includes $256,000 of additional closure costs related to stores closed in prior years.

                                                    December 27, December 28,
                                                        1998         1997
                                                    ------------ ------------
   Accrued store closure expense at beginning of
    year...........................................     $ 15        $  320
   Store closure expense paid during year..........      253         1,651
   Accruals for store closures during year.........      238         1,346
                                                        ----        ------
   Accrued store closure expense at end of year....     $  0        $   15
                                                        ====        ======

  Total revenues and net operating losses contributed by the stores closed were as follows:

                                                                      1997
                                                                 --------------
                                                                 (in thousands)
   Total revenues ..............................................     $3,433
                                                                     ------
   Store operating losses.......................................     $  243
                                                                     ======

  The store closure in 1998 was due to a new store replacing the closed store and is therefore not included. There were no store closures in 1999.

9. Lease Commitments

  The Company has entered into operating leases for its retail and administrative office locations. The leases range from 5 to 15 years and include renewal options. The Company is required to pay a base rent, plus insurance, taxes, and maintenance. The Company also leases equipment that may be purchased for a nominal amount on expiration of the lease.

                               COST-U-LESS, INC.

  A summary of the Company's future minimum lease obligations under leases with initial or remaining terms of one year or more is as follows:

                                                 Capital Lease Operating Lease
                                                 ------------- ---------------
                                                        (in thousands)
   2000.........................................     $761          $ 5,279
   2001.........................................      --             5,270
   2002.........................................      --             5,071
   2003.........................................      --             4,629
   2004.........................................      --             4,306
   Thereafter...................................      --            19,399
                                                     ----          -------
                                                      761          $43,954
                                                     ----          =======
   Less amounts representing interest(1)........      (36)
                                                     ----
   Present value of net minimum capital lease
    obligations.................................     $725
                                                     ====

--------
(1) Amounts representing interest are at rates ranging from 7.450% to 13.466%.

  Rent expense under operating leases for the fiscal years ended December 26, 1999, December 27, 1998, and December 28, 1997 totaled $4,342,000, $3,702,000, and $3,817,000, respectively.

  Equipment under capitalized leases had a cost of $1,669,000 and $1,669,000 and accumulated depreciation of $568,000 and $476,000 at December 26, 1999 and December 27, 1998, respectively. Total minimum capital lease payments include $431,000 of residual value payments to be paid in fiscal year 2000.

10. Employee Benefit Plans

  The Company maintains a 40l(k) profit-sharing plan covering all eligible employees over the age of 18 with at least six months of service. Participating employees may elect to defer and contribute up to 15% of their compensation to the plan, subject to annual limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 25%. The Company's matching contributions to the plan approximated $90,000, $87,000, and $75,000, in fiscal 1999, 1998, and 1997, respectively.

  The Company also has a Manager Bonus Program, under which managers are paid an annual bonus based on the net income of the Company. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under the program totalled $284,000, $257,000, and $213,000, for fiscal 1999, 1998, and 1997, respectively.

                               COST-U-LESS, INC.

11. Quarterly Financial Data (Unaudited)

  The following is a summary of the Company's unaudited quarterly results of operations:

                                                                     Earnings
                                                                    (Loss) Per
                                     Store                   Net   Common Share
                                     Weeks     Net   Gross  Income -------------
                                   in Period  Sales  Profit (Loss) Basic Diluted
                                   --------- ------- ------ ------ ----- -------
                                    (in thousands, except store weeks and per-
                                                    share data)
Fiscal 1999
First quarter.....................    134    $37,987 $6,387  $276  $0.08  $0.08
Second quarter....................    143     41,227  6,868   477   0.13   0.13
Third quarter.....................    143     41,221  6,783   319   0.09   0.09
Fourth quarter....................    151     46,644  7,357    82   0.02   0.02

Fiscal 1998
First quarter.....................    104    $31,753 $5,202  $325  $0.16  $0.15
Second quarter(1).................    104     31,452  5,293    62   0.03   0.03
Third quarter.....................    114     32,958  5,457   288   0.09   0.09
Fourth quarter....................    123     37,698  6,372   518   0.15   0.14

--------
(1) Includes store closure costs of $238,000.

  The decrease in net income from third quarter 1999 to fourth quarter 1999 was primarily due to lower gross margins, and higher than expected costs to open and develop the New Zealand and Fiji markets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10. Executive Officers and Directors of the Registrant

  Information called for by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 18, 2000, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 26, 1999, the Company's fiscal year end.

Item 11. Executive Compensation

  Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 18, 2000 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 26, 1999, the Company's fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 18, 2000 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 26, 1999, the Company's fiscal year end.

Item 13. Certain Relationships and Related Transactions

  Information called for by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 18, 2000 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 26, 1999, the Company's fiscal year end.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a) Documents filed as part of this Report:

    (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8, beginning on p. 22 of this Report.

    (2) Financial Statement Schedules--Schedule II Valuation and Qualifying Accounts.

  The independent auditors' report with respect to the financial statement schedules appears on page 23 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

    (3) Exhibits

  Exhibit
    No.                                 Description
  -------                               -----------
  3.1*     Restated Articles of Incorporation of Cost-U-Less, Inc.
  3.2*     Amended and Restated Bylaws of Cost-U-Less, Inc.
 10.1*     1998 Stock Incentive Compensation Plan
 10.2*     Amended and Restated 1989 Stock Option Plan
 10.3*     Form of Director Stock Option Agreement (Vesting)
 10.4*     Form of Director Stock Option Agreement (Nonvesting)
 10.5*     Manager Bonus Program
 10.6*     Common Stock Purchase Warrant between the Company and Michael J.
           Rose
 10.7*     Business Loan Agreement between Bank of America NT & SA dba Seafirst
           Bank and the Company, dated April 28, 1998
 10.8*     Promissory Note between Bank of America NT & SA dba Seafirst Bank and the Company, dated December 31, 1997 [update]
 10.9*     Construction/Permanent Loan Agreement by and among CULUSVI, Inc., the Company and Banco Popular de Puerto Rico, dated November 6, 1997
 10.10*    Lease Agreement between Westmall Limited and the Company, effective
           March 1, 1998
 10.11**   Lease Agreement between Fiji Public Service Association and the
           Company, dated June 4, 1998
 10.12*    Lease Agreement between Baroud Real Estate Development N.V. and the
           Company, dated April 3, 1998
 10.13*    Ground Lease between Market Square East, Inc. and the Company, dated
           October 20, 1997
 10.14*    Month-to-Month Rental Agreement (Gross) between Whipple Road
           Associates and the Company, dated January 6, 1995
 10.15*    Sublease Agreement between Tamuning Capital Investment, Inc. and the
           Company dated July 15, 1994
 10.16*    Lease Agreement between Ottoville Development Company and the
           Company, dated March 9, 1994
 10.17*    Lease Agreement between Inmostrat Corporation and the Company, dated
           August 1993
 10.18*    Lease Agreement between Hassan Rahman and the Company, dated July
           30, 1993
 10.19*    Industrial Real Estate Lease (Single-Tenant Facility) between Hilo
           Partners and the Company, dated September 1, 1991
 10.20*    Indenture of Lease between Kai Pacific Limited and the Company, dated August 30, 1991
 10.21*    Lease Agreement between Tonko Reyes, Inc. and the Company, dated
           July 1991
 10.22*    Letter Agreement between Streamline Capital Corporation and the
           Company, dated December 5, 1997, as amended March 12, 1998
 10.23**** Purchase Agreement between Kula Fund and the Company, dated July 28,
           1998
 10.24**** Common Stock Purchase Warrant between Kula Fund and the Company, dated July 28, 1998

  Exhibit
    No.                                 Description
  -------                               -----------
 10.25***  Rights Agreement dated March 15, 1999 between the Company and
           ChaseMellon Shareholder Services, L.L.C., as rights agent
 10.26**** Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten)
           and the Company, dated February 19, 1999
 10.27     Sublease Agreement between New Breed Distribution Corp. of
           California, Inc. and the Company dated November 1, 1999. In accordance with Rule 201 of Regulation S-T, Exhibit 10.27 is being filed in paper pursuant to a temporary hardship exemption.
 10.28     Lease Agreement between AMB Property, L.P., and the Company dated
           December 2, 1999. In accordance with Rule 201 of Regulation S-T,
           Exhibit 10.28 is being filed in paper pursuant to a temporary hardship exemption.
 10.29     Lease Agreement between Pukeroa Oruawhata Holdings Limited and the
           Company dated February 17, 2000 . In accordance with Rule 201 of
           Regulation S-T, Exhibit 10.29 is being filed in paper pursuant to a temporary hardship exemption.
 10.30     Lease Agreement between North Gate Park Limited and the Company dated December 9, 1999. In accordance with Rule 201 of Regulation S-
           T, Exhibit 10.30 is being filed in paper pursuant to a temporary hardship exemption.
 21.1****  Subsidiaries of the Company
 23.1      Consent of Ernst & Young LLP, Independent Auditors
 24.1      Power of Attorney (see page 45).
 27.1      Financial Data Schedule

--------
   * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-52459).

  ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 2, 1998.

 *** Incorporated by reference to the Company's Registration Statement on Form
     8-A dated March 15, 1999.

**** Incorporated by reference to the Company's Annual Report on Form 10-K dated
     March 26, 1999.

  (b) Reports on Form 8-K:

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COST-U-LESS, INC.

Date: March 27, 2000                              /s/ J. Jeffrey Meder
                                          By: _________________________________
                                                      J. Jeffrey Meder
                                                       President and
                                                  Chief Executive Officer

  Each person whose individual signature appears below hereby authorizes and appoints J. Jeffrey Meder and Roy W. Sorensen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 27th day of March, 2000.

             Signature                                  Title
             ---------                                  -----
      /s/ Michael J. Rose            Chairman of the Board
____________________________________
          Michael J. Rose

      /s/ J. Jeffrey Meder           President and Chief Executive Officer
____________________________________  (Principal Executive Officer)
          J. Jeffrey Meder

      /s/ Roy W. Sorensen            Vice President, Chief Financial Officer,
____________________________________  Secretary and Treasurer (Principal
          Roy W. Sorensen             Financial and Accounting Officer)

       /s/ David A. Enger            Director
____________________________________
           David A. Enger

      /s/ Wayne V. Keener            Director
____________________________________
          Wayne V. Keener

      /s/ Gary W. Nettles            Director
____________________________________
          Gary W. Nettles

      /s/ George C. Textor           Director
____________________________________
          George C. Textor

                                                                     SCHEDULE II

                               COST-U-LESS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                        Balance                       Balance
                                          at                           at End
                                       Beginning              (1)        of
             Description               of Period Additions Deductions  Period
             -----------               --------- --------- ---------- --------
Year Ended December 26, 1999
Reserves and allowances deducted from
 asset accounts:
Allowance for doubtful accounts....... $143,000  $ 93,000   $86,000   $150,000

Year Ended December 27, 1998:
Reserves and allowances deducted from
 asset accounts:
Allowance for doubtful accounts....... $ 25,000  $127,000   $ 9,000   $143,000

Year Ended December 28, 1997:
Reserves and allowances deducted from
 asset accounts:
Allowance for doubtful accounts....... $ 25,000  $ 38,000   $38,000   $ 25,000

--------
(1) Uncollectible accounts written off, net of recoveries.