Form 10-K/A
period 1999-12-26
COST U LESS INC
filed 2000-04-05
CIK 851368

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                 Amendment #1

                                      TO

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Exhibit
    No.                                 Description
  -------                               -----------
  10.25***  Rights Agreement dated March 15, 1999 between the Company and
            ChaseMellon Shareholder Services, L.L.C., as rights agent
  10.26**** Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten)
            and the Company, dated February 19, 1999
  10.27     Sublease Agreement between New Breed Distribution Corp. of
            California, Inc. and the Company dated November 1, 1999.
  10.28     Lease Agreement between AMB Property, L.P., and the Company dated
            December 2, 1999.
  10.29     Lease Agreement between Pukeroa Oruawhata Holdings Limited and the
            Company dated February 17, 2000.
  10.30     Lease Agreement between North Gate Park Limited and the Company dated December 9, 1999.
 +23.1      Consent of Ernst & Young LLP, Independent Auditors
  24.1      Power of Attorney (see page 45).
 +27.1      Financial Data Schedule

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

+     previously filed

  (b) Reports on Form 8-K:

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COST-U-LESS, INC.

Date: April 5, 2000                               /s/ J. Jeffrey Meder
                                          By: _________________________________
                                                      J. Jeffrey Meder
                                                       President and
                                                  Chief Executive Officer

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 5th day of April, 2000.

             Signature                                  Title
             ---------                                  -----
      /s/ Michael J. Rose            Chairman of the Board
------------------------------------
          Michael J. Rose

      /s/ J. Jeffrey Meder           President and Chief Executive Officer
------------------------------------  (Principal Executive Officer)
          J. Jeffrey Meder

      /s/ Roy W. Sorensen            Vice President, Chief Financial Officer,
------------------------------------  Secretary and Treasurer (Principal
          Roy W. Sorensen             Financial and Accounting Officer)

       /s/ David A. Enger            Director
------------------------------------
           David A. Enger

      /s/ Wayne V. Keener            Director
------------------------------------
          Wayne V. Keener

      /s/ Gary W. Nettles            Director
------------------------------------
          Gary W. Nettles

      /s/ George C. Textor           Director
------------------------------------
          George C. Textor