Form 10-Q
period 2000-03-26
COST U LESS INC
filed 2000-05-10
CIK 851368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

   For the quarterly period ended March 26, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ______________ to ______________

                         Commission File Number 0-24543

                               ----------------

                               COST-U-LESS, INC.
             (Exact name of registrant as specified in its charter)

                 Washington                                      91-1615590
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

                12410 SE 32nd Street, Bellevue, Washington 98005
               (Address of principal executive office) (Zip Code)

                                 (425) 644-4241
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The registrant had 3,606,376 common shares, par value $0.001, outstanding at March 26, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               COST-U-LESS, INC.

                               INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION


 ITEM 1. FINANCIAL STATEMENTS............................................    3


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    9


                          PART II--OTHER INFORMATION


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................   12

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

   Cost-U-Less, Inc.'s (the "Company" or "Cost-U-Less") unaudited condensed consolidated balance sheet as of March 26, 2000, and the condensed consolidated balance sheet as of December 26, 1999, unaudited condensed consolidated statements of income for the 13 weeks ended March 26, 2000, and March 28, 1999 and the unaudited condensed consolidated statements of cash flows for the 13 weeks then ended are included below. Also, included below are notes to the unaudited condensed consolidated financial statements.

   The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2000 is a 53-week year with period four ending on December 31, 2000.

                               COST-U-LESS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               March 26, 2000 December 26, 1999
                                               -------------- -----------------
                                                (Unaudited)


                    ASSETS
                    ------


Current assets
  Cash and cash equivalents...................    $ 1,269          $   792
  Receivables, net............................      1,307            2,122
  Inventories, net............................     22,831           21,605
  Other current assets........................      2,230            1,552
                                                  -------          -------
    Total current assets......................     27,637           26,071


Property and equipment, net...................     17,398           16,563
Deposits and other assets.....................        946            1,041
                                                  -------          -------
    Total assets..............................    $45,981          $43,675
                                                  =======          =======


     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------


Current liabilities:
  Accounts payable............................    $15,155          $14,387
  Accrued expenses and other liabilities......      3,130            2,382
  Line of credit..............................      3,595            2,163
  Current portion of long-term debt and
   capital lease obligations..................      1,030            1,147
                                                  -------          -------
  Total current liabilities...................     22,910           20,079


  Deferred rent...............................        441              414
  Long-term debt less current portion.........      2,944            2,517
                                                  -------          -------
  Total liabilities...........................     26,295           23,010


    Total shareholders' equity................     19,686           20,665
                                                  -------          -------
    Total liabilities and shareholders'
     equity...................................    $45,981          $43,675
                                                  =======          =======


   The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)

                                  (Unaudited)

                                                            13 Weeks Ended
                                                          --------------------
                                                          March 26,  March 28,
                                                            2000       1999
                                                          ---------  ---------
Net sales................................................ $  44,272  $  37,987
Merchandise costs........................................    37,616     31,601
                                                          ---------  ---------
Gross profit.............................................     6,656      6,386

Operating expenses:
  Store..................................................     5,292      4,223
  General and administrative.............................     1,587      1,344
  Store opening..........................................       133        275
  Store closing..........................................         0          0
                                                          ---------  ---------
Total operating expenses.................................     7,012      5,842
                                                          ---------  ---------
Operating income (loss)..................................      (356)       544

Other income (expense):
  Other expense..........................................       (35)       (66)
  Interest income........................................         0         47
  Interest expense.......................................      (137)       (99)
                                                          ---------  ---------
Income (loss) before income taxes........................      (528)       426

Income tax provision.....................................       220        150
                                                          ---------  ---------
Net income (loss)........................................ $    (748) $     276
                                                          =========  =========

Earnings per common share:
  Basic.................................................. $   (0.21) $    0.08
  Diluted................................................     (0.21)      0.08

Weighted average common shares outstanding............... 3,577,186  3,539,961
                                                          =========  =========
Weighted average common shares outstanding, assuming
 dilution in 1999. For 2000, common stock equivalents
 have been excluded from the calculation, as their impact
 would be anti-dilutive.................................. 3,577,186  3,609,083
                                                          =========  =========


   The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                  (Unaudited)

                                                              13 Weeks Ended
                                                            -------------------
                                                            March 26, March 28,
                                                              2000      1999
                                                            --------- ---------
OPERATING ACTIVITIES
  Net income (loss)........................................  $ (748)   $  276
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation...........................................     461       327
    Writedown of property and equipment....................       0        36
    Deferred tax benefit...................................      34       (44)
    Write-off of accounts receivable.......................       0         0
  Cash provided by (used in) changes in operating assets
   and liabilities:
    Receivables............................................     815       334
    Inventories............................................  (1,226)   (1,540)
    Prepaid expenses.......................................    (712)     (875)
    Deposits and other assets..............................      94        (8)
    Accounts payable.......................................     767     1,405
    Accrued expenses.......................................     525       469
    Income tax payable.....................................     222       147
    Deferred rent..........................................      27       (48)
                                                             ------    ------
      Net cash provided by operating activities............     259       479

INVESTING ACTIVITY--PURCHASES OF PROPERTY AND EQUIPMENT....  (1,296)     (436)

FINANCING ACTIVITIES
  Net borrowings under line of credit......................   1,433     1,203
  Proceeds from long-term debt.............................     593         0
  Principal payments on long-term debt.....................    (165)     (156)
  Payments on capital lease obligations....................    (117)     (100)
  Net proceeds from sale of common stock...................       5         0
                                                             ------    ------
      Net cash provided by financing activities............   1,749       947

Foreign currency translation loss..........................    (235)      (27)
                                                             ------    ------
Net increase in cash and cash equivalents..................     477       963
Cash and cash equivalents at beginning of period...........     792     4,289
                                                             ------    ------
Cash and cash equivalents at end of period.................  $1,269    $5,252
                                                             ======    ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest...............................................  $  111    $   99
    Income taxes...........................................  $    0    $   43

   The accompanying notes are an integral part of these financial statements.

                               COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Summary of Significant Accounting Policies

 Nature of Business

   Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States (U.S.), U.S. territories, and foreign island countries in the Pacific and the Caribbean. At March 26, 2000, the Company operated thirteen stores located in Hawaii (2), California, the U.S. Virgin Islands (2), Netherlands Antilles, Guam (2), American Samoa, Republic of Fiji
(Fiji) (2), and New Zealand (2). On May 4, 2000, the Company announced its intent to exit the New Zealand market.

 Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 26, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the 13 weeks ended March 26, 2000, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's 10-K filed on March 27, 2000.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji, New Zealand and St. Maarten. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Fiscal Year

   The Company's fiscal year ends on the last Sunday in December. The year ending December 31, 2000 is a 53-week fiscal year.

 Foreign Currency Translations

   The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand, and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales, costs and expenses are translated at average of rates of exchange prevailing during the period. Adjustments resulting from this process are charged or credited to shareholders' equity, net of taxes and are included in determining comprehensive income. Realized and unrealized gains on foreign currency transactions are included in other income (expense).

 Earnings Per Share

   Basic earnings per share is computed on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where inclusion is antidilutive.

                               COST-U-LESS, INC.

                                  (Unaudited)

1. Summary of Significant Accounting Policies (continued)


 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company's year ending December 31, 2000. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                           13 Weeks Ended
                                                       ------------------------
                                                        March 26,    March 28,
                                                          2000         1999
                                                       -----------  -----------
                                                            (In thousands
                                                       except per-share data)
Numerator:
  Net income (loss)................................... $      (748) $       276
Denominator:
  Denominator for basic earnings per share--weighted
   average shares.....................................   3,577,186    3,539,961
Effect of dilutive securities:
  Stock options and warrants..........................           0       69,122
Denominator for diluted earnings per share--adjusted
 weighted average shares and assumed conversion of
 stock options and warrants...........................   3,577,186    3,609,083

Basic earnings per common share....................... $     (0.21) $      0.08
Diluted earnings per common share..................... $     (0.21) $      0.08

4. Income Tax Provision

   The pre-tax loss of $528,000 was comprised of U.S. profits of $626,000, offset by losses in foreign subsidiaries of $1,154,000. While taxes were provided on U.S. profits at a rate of 35%, no benefit was recorded on foreign losses due to the uncertainty of realization of these tax benefits.

5. Comprehensive Income

   Total comprehensive income (loss) was ($1,001,000) for the three months ended March 26, 2000 and $249,000 for the three months ended March 28, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto appearing in Item I of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect the Company's actual results include, but are not limited to: (i) transportation difficulties; (ii) isolation of store operations from corporate management;
(iii) weather and other risks associated with island operations, (iv) dependence on expansion outside the U.S.; (v) dependence on key personnel and local managers; (vi) reliance on computer systems; (vii) risks associated with significant growth; (viii) risks associated with a small store base; (ix) ability to utilize tax benefits; and (x) competition. More information about factors that could affect the Company's financial results is included in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Company's 10-K for the year ended December 26, 1999 and filed on March 27, 2000 with the Securities Exchange Commission.

Overview

   During the first quarter ended March 26, 2000, the Company operated thirteen retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (2); Netherlands Antilles (1); New Zealand (2) and California (1). On May 4, 2000, the Company announced its intent to exit the New Zealand market where it operates two stores. At the time of filing the Company is exploring various exit strategies. Although the Company's stores are patterned after the warehouse club concept, the stores (i) are smaller (averaging approximately 31,000 square feet vs. large format warehouse clubs of approximately 130,000 square feet), (ii) generally target niche markets, mainly foreign island countries (and U.S. Territories and states), primarily where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee. Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to the additional holiday sales.

Results of Operations

   The Company reported a net loss of ($748,000), for the first quarter ending March 26, 2000, compared to $276,000 for the same period in 1999. The net loss was primarily due to operating losses in the two New Zealand stores, and the inability to recognize tax benefits related to first quarter operating losses in foreign jurisdictions, primarily New Zealand. On May 4, 2000, the Company announced its plans to exit the New Zealand market.

 Comparison of the 13 Weeks Ended March 26, 2000 and March 28, 1999

   Net Sales: Net sales for the first quarter of fiscal 2000 increased 16.5% to $44,272,000 from $37,987,000 for the first quarter of fiscal 1999. The increase primarily was due to an increase in business sales, two new stores in New Zealand that opened in the fourth quarter of 1999, and a new store in Curacao that opened in the third month of the first quarter of fiscal 1999. The change in comparable-store sales (stores open for a full 13 months) was -0.4%.

   Gross Margin. Gross margin decreased for the first quarter of fiscal 2000 to 15.0% from 16.8% in first quarter of 1999. The decrease primarily was due to low margins in the New Zealand and Fiji stores, increased business sales which carry lower margins, but were executed with minimal direct expense, and lower margins in the remaining stores due to duty increases, freight costs, and competitive pressures.

   Operating Expenses: Store expenses for the first quarter of fiscal 2000 increased 25.3% to $5,292,000 from $4,223,000 for the first quarter of fiscal 1999. The increase primarily was due to the new stores in New Zealand (2) and the new store in Curacao. As a percentage of sales, store expenses increased to 12.0% for the first quarter of 2000 compared to 11.1% for the first quarter of 1999. This primarily was due to fixed store expenses on low sales volume in the New Zealand stores and higher store expenses, on flat sales volume for the remaining stores. Excluding New Zealand, the higher store expenses were primarily due to increased utility, repairs and maintenance, rent and payroll expenses.

   General and administrative expenses for the first quarter of fiscal 2000 increased 18.0% to $1,587,000 from $1,344,000 for the first quarter of fiscal 1999. General and administrative expenses were 3.6% as a percentage of sales in first quarter of fiscal 2000 compared to 3.5% as a percentage of sales in first quarter of fiscal 1999. The increases primarily were due to increased personnel costs.

   Store opening expenses were $133,000 in the first quarter of fiscal 2000 compared to $275,000 in the first quarter of fiscal 1999. Opening expenses in the first quarter of 2000 primarily were related to the St. Maarten store scheduled for an early third quarter opening. Higher store opening expenses in the first quarter of 1999 primarily were due to the opening of the Curacao store in March 1999 and the planned opening of the two stores in New Zealand in November and December 1999.

   Other Income (expense): In the first quarter of 2000, there was a $35,000 expense related to foreign currency transactions. There was no expense related to foreign currency transactions in the first quarter of 1999.

   In the first quarter of fiscal 1999 the Company incurred a one-time cost of approximately $66,000 associated with the adoption of a Shareholder Rights Plan on March 15, 1999.

   There was no interest income for the first quarter of fiscal 2000 compared to $48,000 in the first quarter of fiscal 1999. The interest income in the first quarter of fiscal 1999 was due to interest on the net proceeds from the initial public offering completed on July 23, 1998.

   Interest expense for the first quarter of 2000 increased to $137,000 from $99,000 for the first quarter of fiscal 1999 primarily due to higher line of credit borrowings.

   Income Tax Provision: The pre-tax loss for the first quarter of fiscal 2000 of $528,000 was comprised of U.S. profits of $626,000 offset by losses in foreign subsidiaries of $1,154,000. While taxes were provided on U.S. profits at a rate of 35% no benefit was recorded on foreign losses due to the uncertainty of realization of these tax benefits.

   Net Income (Loss): The net loss for the first quarter of 2000 was ($748,000) or ($0.21) per share compared to net income of $276,000 or $0.08 per share for the first quarter of 1999. Shares outstanding at the end of the first quarter of fiscal 2000 were 3,606,376 compared to 3,539,961 shares outstanding at the end of the first quarter of 1999. Weighted average common shares outstanding were 3,577,186 in the first quarter of fiscal 2000 compared to 3,609,083 for the first quarter of 1999.

Liquidity and Capital Resources

   The discussion below contains forward-looking statements that involve risks and uncertainties, and should be read in conjunction with the disclosure in the Company's 10-K for the year ended December 26, 1999, filed on March 27, 2000. Actual results may differ materially.

   The Company has financed its operations with proceeds raised from its initial public offering and concurrent private placement, various credit facilities, and internally generated funds.

   Net cash provided by operations was $259,000 and $479,000 for the first quarter of fiscal 2000 and 1999, respectively.

   Net cash used in investing activities was $1,296,000 and $436,000 for the first quarter of fiscal 2000 and fiscal 1999, respectively. In the first quarter of fiscal 2000, the investment consisted primarily of the construction of the new store in St. Maarten, scheduled to open early in the third quarter of fiscal 2000. In the first quarter of fiscal 1999, the investment was primarily equipment for the new store in Curacao, which opened March 2, 1999.

   Net cash provided by financing activities was $1,749,000 and $947,000 for the first quarter of fiscal 2000 and fiscal 1999, respectively. In the first quarter of fiscal 2000, cash was primarily provided by increased borrowings under the Company's line of credit and draws on the long-term loan for the construction of the St. Maarten store. For the first quarter of fiscal 1999 cash was provided by increased borrowings under the Company's line of credit.

   On April 5, 2000, the Company extended the term of its $8.0 million line of credit with a financial institution, which expired May 1, 2000, to August 1, 2000. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (9.0% at March 26, 2000), or at LIBOR plus 1.5% (7.6% at March 26, 2000). The collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, debt to tangible net worth and quarterly cash flow. The Company must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person,
(iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 31, 2000. The Company was in compliance with all of the above covenants except for minimum tangible net worth. The covenant requires a minimum tangible net worth of $20,000,000 whereas the tangible net worth of the company as of March 26, 2000 was $19,686,000. The financial institution has waived this covenant for the first quarter of fiscal 2000. Due to the potential cost to exit the New Zealand market, the Company may be required to renegotiate certain covenants to avoid default. Borrowings under the line of credit as of March 26, 2000 amounted to $3.6 million. In addition, the Company had $1.1 million in standby letters of credit against the line of credit. The Company expects to continue to utilize the line of credit facility in fiscal 2000 to finance equipment and inventory for the new St. Maarten store.

   In November 1999, the Company entered into a $2.0 million note payable for the construction of its new store in St. Maarten. The note payable carries interest at the prime rate plus 1% (10.0% at March 26, 2000), and is secured by a first security interest on the St. Maarten leasehold interest and personal property. The Company expects to finance a substantial portion of its merchandise inventory cost through a combination of vendor and bank financing. The Company estimates that the St. Maarten store will require approximately $1.8 million of inventory, approximately half of which will be funded by creditors.

   The Company believes that amounts available under its various credit facilities, existing cash available for working capital purposes, and cash flow from operations will be sufficient to open the St. Maarten store and fund Company operations through December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

     27.1 Financial Data Schedule

   (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarterly period ended March 26, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COST-U-LESS, INC.
                                          (Registrant)

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ J. Jeffrey Meder            President and Chief           May 10, 2000
______________________________________  Executive Officer
           J. Jeffrey Meder

       /s/ Roy W. Sorensen             Chief Financial Officer       May 10, 2000
______________________________________
           Roy W. Sorensen

                                 EXHIBIT INDEX

     Exhibit
     Number  Description
     ------- -----------
      27.1   Financial Data Schedule