Form 10-Q
period 2000-06-25
COST U LESS INC
filed 2000-08-09
CIK 851368

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

       FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM           TO            .

                               ----------------

                         COMMISSION FILE NUMBER 0-24543

                               ----------------

                               COST-U-LESS, INC.
             (Exact name of registrant as specified in its charter)

                  Washington                                       91-1615590
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)

                    8160 304th Avenue S.E., Bldg. 3, Suite A
                           PRESTON, WASHINGTON 98050
               (Address of principal executive office) (Zip Code)

                                 (425) 222-5022
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO.

   The registrant had 3,606,376 common shares, par value $0.001, outstanding at August 7, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               COST-U-LESS, INC.

                               INDEX TO FORM 10-Q

                         PART I--FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS............................................    2

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    7

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   11

                           PART II--OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................   11

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

   Cost-U-Less, Inc.'s (the "Company" or "Cost-U-Less") unaudited condensed consolidated balance sheet as of June 25, 2000, and the condensed consolidated balance sheet as of December 26, 1999, unaudited condensed consolidated statements of operations for the 13 and 26 weeks ended June 25, 2000, and June 27, 1999 and the unaudited condensed consolidated statements of cash flows for the 26 weeks then ended are included below. Also, included below are notes to the unaudited condensed consolidated financial statements.

   The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2000 is a 53-week year with period four ending on December 31, 2000.

                               COST-U-LESS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        June 25,   December 26,
                                                                          2000         1999
                                                                       ----------  ------------
                                                                       (Unaudited)
                                ASSETS
                                ------

Current assets:
  Cash and cash equivalents...........................................  $ 1,264      $   792
  Receivables, net....................................................      992        2,122
  Inventories, net....................................................   20,682       21,605
  Other current assets................................................    1,920        1,552
                                                                        -------      -------
    Total current assets..............................................   24,858       26,071

Property and equipment, net...........................................   17,179       16,563
Deposits and other assets.............................................      977        1,041
                                                                        -------      -------
    Total assets......................................................  $43,014      $43,675
                                                                        =======      =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
  Accounts payable....................................................  $12,468      $14,387
  Accrued expenses and other liabilities..............................    5,745        2,382
  Line of credit......................................................    5,858        2,163
  Current portion of long-term debt and capital lease obligations.....      790        1,147
                                                                        -------      -------
Total current liabilities.............................................   24,861       20,079

Deferred rent.........................................................      459          414
Long-term debt less current portion...................................    3,474        2,517
                                                                        -------      -------
Total liabilities.....................................................   28,794       23,010

Total shareholders' equity............................................   14,220       20,665
                                                                        -------      -------
Total liabilities and shareholders' equity............................  $43,014      $43,675
                                                                        =======      =======

    The accompanying notes are an integral part of these unaudited financial statements.

                               COST-U-LESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                     13 Weeks Ended              26 Weeks Ended
                                               --------------------------- ---------------------------
                                               June 25, 2000 June 27, 1999 June 25, 2000 June 27, 1999
                                               ------------- ------------- ------------- -------------
Net sales.....................................   $  44,402     $  41,227     $  88,674     $  79,214
Merchandise costs.............................      38,126        34,358        75,742        65,960
                                                 ---------     ---------     ---------     ---------
Gross profit..................................       6,276         6,869        12,932        13,254

Operating expenses:
  Store.......................................       5,292         4,551        10,585         8,774
  General and administrative..................       2,274         1,366         3,861         2,710
  Store opening...............................         437           142           570           417
  Store closing...............................       3,372             0         3,372             0
                                                 ---------     ---------     ---------     ---------
Total operating expenses......................      11,375         6,059        18,388        11,901
                                                 ---------     ---------     ---------     ---------
Operating income (loss).......................      (5,099)          810        (5,456)        1,353

Other income (expense):
  Other income (expense)......................         (25)            9           (60)          (57)
  Interest income.............................                        23             1            71
  Interest expense............................        (153)         (123)         (290)         (222)
                                                 ---------     ---------     ---------     ---------
Income (loss) before income taxes.............      (5,277)          719        (5,805)        1,145

Income tax provision (benefit)................        (220)          242             0           392
                                                 ---------     ---------     ---------     ---------
Net income (loss).............................   $  (5,057)    $     477     $  (5,805)    $     753
                                                 =========     =========     =========     =========
Earnings (loss) per common share:
  Basic and Diluted...........................   $   (1.40)    $    0.13     $   (1.61)    $    0.21
                                                 =========     =========     =========     =========

Weighted average common shares outstanding....   3,606,376     3,547,340     3,591,781     3,543,651
                                                 =========     =========     =========     =========
Weighted average common shares outstanding,
 assuming dilution in 1999. For 2000, common
 stock equivalents have been excluded from the
 calculation, as their impact would be anti-
 dilutive.....................................   3,606,376     3,611,977     3,591,781     3,610,530
                                                 =========     =========     =========     =========

    The accompanying notes are an integral part of these unaudited financial statements.

                               COST-U-LESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                          26 Weeks Ended
                                                    ---------------------------
                                                    June 25, 2000 June 27, 1999
                                                    ------------- -------------
Operating activities
Net income (loss).................................     $(5,805)      $   753
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation....................................         888           737
  Writedown of property and equipment.............         989            37
  Deferred tax benefit............................          39          (213)
  Reserve for bad debt............................                        30
  Cash provided by (used in) changes in operating
   assets and liabilities:
    Receivables...................................       1,130           147
    Inventories...................................         923        (2,738)
    Prepaid expenses..............................        (407)         (446)
    Deposits and other assets.....................          64            (9)
    Accounts payable..............................      (1,919)         (252)
    Accrued expenses..............................       3,509           113
    Income tax payable............................        (147)           49
    Deferred rent.................................          45           (96)
                                                       -------       -------
Net cash used in operating activities.............        (691)       (1,888)

Investing activity
Purchases of property and equipment...............      (2,493)         (928)

Financing activities
Net borrowings under line of credit...............       3,695           359
Proceeds from long-term debt......................       1,093
Principal payments on long-term debt..............        (288)         (314)
Payments on capital lease obligations.............        (203)         (235)
Net proceeds from sale of common stock............           4            17
                                                       -------       -------
Net cash provided by (used in) financing
 activities.......................................       4,301          (180)
Foreign currency translation loss.................        (645)           (8)
                                                       -------       -------
Net increase (decrease) in cash and cash
 equivalents......................................         472        (2,997)
Cash and cash equivalents at beginning of period..         792         4,288
                                                       -------       -------
Cash and cash equivalents at end of period........     $ 1,264       $ 1,291
                                                       =======       =======
Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest........................................     $   290       $   223
  Income taxes....................................     $   135       $   243

    The accompanying notes are an integral part of these unaudited financial statements

                               COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Summary of Significant Accounting Policies

 Nature of Business

   Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States (U.S.), U.S. territories, and foreign island countries in the Pacific and the Caribbean. At June 25, 2000, the Company operated eleven stores located in Hawaii (2), California, the U.S. Virgin Islands (2), Netherlands Antilles (1), Guam (2), American Samoa (1), and Republic of Fiji (Fiji) (2). In June 2000 the Company closed two stores in New Zealand. On June 29, 2000, the Company opened a store in St. Maarten, Netherlands Antilles.

 Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 26, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the 13 weeks and 26 weeks ended June 25, 2000, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's 1999 10-K filed on March 27, 2000.

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

 Foreign Currency Translations

   The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand, and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales, costs and expenses are translated at average rates of exchange prevailing during the period. Adjustments resulting from this process are charged or credited to shareholders' equity, net of taxes and are included in determining comprehensive income. Realized and unrealized gains on foreign currency transactions are included in other income (expense).

 Earnings Per Share

   Basic earnings per share is computed on weighted average shares outstanding. Diluted earnings per share includes the effect of dilutive securities (options and warrants) except where inclusion is antidilutive.

                               COST-U-LESS, INC.

                                  (Unaudited)

1. Summary of Significant Accounting Policies (continued)


 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company January 1, 2001. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                     13 Weeks Ended              26 Weeks Ended
                                               --------------------------- ---------------------------
                                               June 25, 2000 June 27, 1999 June 25, 2000 June 27, 1999
                                               ------------- ------------- ------------- -------------
                                                        (In thousands except per-share data)
Numerator:
  Net income (loss)...........................   $  (5,057)    $     477     $  (5,805)    $     753
                                                 =========     =========     =========     =========
Denominator:
  Denominator for basic earnings (loss) per
   share--weighted average shares.............   3,606,376     3,547,340     3,591,781     3,543,651
Effect of dilutive securities:
  Stock options and warrants..................           0        64,637             0        66,897
                                                 ---------     ---------     ---------     ---------
Denominator for diluted earnings (loss) per
 share--adjusted weighted average shares and
 assumed conversion of stock options and
 warrants. For 2000, common stock equivalents
 have been excluded from the calculation, as
 their impact would be anti-dilutive..........   3,606,376     3,611,977     3,591,781     3,610,530
                                                 =========     =========     =========     =========
Basic and diluted earnings (loss) per
 common share.................................   $   (1.40)    $    0.13     $   (1.61)    $    0.21
                                                 =========     =========     =========     =========

4. Income Tax Provision

   No benefit was recorded on the pre-tax loss due to the uncertainty of realization of these tax benefits. A tax provision of $220,000 was recorded for the quarter ended March 26, 2000 on U.S. profits of $626,000. This provision was reversed during the quarter ended June 25, 2000 as the Company recorded a U.S. pre-tax loss for the 26 weeks ended June 25, 2000.

5. Comprehensive Income

   Total comprehensive income (loss) was ($6,467,000) for the 26 weeks ended June 25, 2000 and $745,000 for the 26 weeks ended June 27, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto appearing in Item I of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect the Company's actual results include, but are not limited to: (i) transportation difficulties; (ii) isolation of store operations from corporate management;
(iii) weather and other risks associated with island operations, (iv) dependence on expansion outside the U.S.; (v) dependence on key personnel and local managers; (vi) reliance on computer systems; (vii) risks associated with significant growth; (viii) risks associated with a small store base; (ix) ability to utilize tax benefits; and (x) competition. More information about factors that could affect the Company's financial results is included in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Company's 1999 10-K for the year ended December 26, 1999 and filed on March 27, 2000 with the Securities Exchange Commission.

Overview

   During the second quarter ended June 25, 2000, the Company operated thirteen retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (2); Netherlands Antilles (1); New Zealand (2) and California (1). On May 4, 2000, the Company announced its intent to exit the New Zealand market where it operated two stores. In June of 2000 both New Zealand stores were closed. As of June 25, 2000 the Company operated eleven retail stores. This became twelve with the addition of a new store in St. Maarten that opened June 29, 2000. Although the Company's stores are patterned after the U.S. warehouse club concept, the stores (i) are smaller (averaging approximately 31,000 square feet vs. large format warehouse clubs of approximately 130,000 square feet), (ii) generally target niche markets, mainly foreign island countries (and U.S. island states and territories), primarily where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee. Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to the additional holiday sales.

   Since May 2000, Fiji has experienced significant political instability. The political instability has negatively impacted the Company's Nadi store, primarily through lower than expected sales. Sales in the Company's Suva store have not been significantly impacted. If this political instability continues or escalates, there can be no assurance that the Company stores will not be more severely impacted. In addition, if significant trading partners to Fiji, like the U.S., were to impose trade sanctions as a result of the political instability, this action would likely have a significant negative impact on the Company's financial performance in Fiji.

Results of Operations

   The Company reported a net loss of ($5,057,000), for the second quarter ending June 25, 2000, compared to a net profit of $477,000 for the same period in 1999. The net loss was primarily due to a $3,372,000 charge for costs related to closing the New Zealand stores in June 2000, and $1,300,000 for New Zealand overhead expenses and store operating losses.

 Comparison of the 13 Weeks Ended June 25, 2000 and June 27, 1999

   Net Sales: Net sales for the second quarter of fiscal 2000 increased 7.7% to $44,402,000 from $41,227,000 for the second quarter of fiscal 1999. The increase was primarily due to the two New Zealand stores that opened in the fourth quarter of fiscal 1999, and an increase in business sales. The change in comparable-store sales (stores open for a full 13 months) was (1.9%). The decline in comparable store sales was primarily due to deteriorating economies in Guam and Curacao, Netherlands Antilles.

   Gross Margin: Gross margin decreased for the second quarter of fiscal 2000 to 14.1% from 16.7% in second quarter of 1999. The decrease was primarily due to pricing associated with the liquidation of the New Zealand inventory and to a lesser extent increased business sales. Excluding the New Zealand stores and business sales, gross margins improved during the second quarter of fiscal 2000 to 16.8% as compared to 16.2% in the second quarter of fiscal 1999.

   Operating Expenses: Store expenses for the second quarter of fiscal 2000 increased 16.3% to $5,292,000 from $4,551,000 for the second quarter of fiscal 1999. The increase was primarily due to the two New Zealand stores and increased utility expenses in the Curacao, Netherlands Antilles store. As a percentage of sales, store expenses increased to 11.9% for the second quarter of fiscal 2000 compared to 11.0% for the second quarter of fiscal 1999. This was primarily due to fixed store expenses on low sales volume in the New Zealand stores and higher utility expenses in most of the other stores on relatively flat sales volume.

   General and administrative expenses for the second quarter of fiscal 2000 increased 66.5% to $2,274,000 from $1,366,000 for the second quarter of fiscal 1999. The increase was primarily due to a write-off for obsolete equipment, severance payments and incremental New Zealand corporate expenses. Excluding these non-recurring expenses, general and administrative expenses for the second quarter of fiscal 2000 were relatively flat compared to the same period in 1999. General and administrative expenses were 5.1% as a percentage of sales in the second quarter of fiscal 2000 compared to 3.3% as a percentage of sales in the second quarter of fiscal 1999.

   Store opening expenses were $437,000 in the second quarter of fiscal 2000 compared to $142,000 in the second quarter of fiscal 1999. Opening expenses in the second quarter of fiscal 2000 were primarily related to the St. Maarten store that opened June 29, 2000, whereas the opening expenses in the second quarter of fiscal 1999 were for expenses incurred in advance of the New Zealand store openings in the fourth quarter of fiscal 1999.

   Store closing expenses were $3,372,000 in the second quarter of fiscal 2000 for costs related to the closing of the New Zealand stores in June 2000. Closing expenses consisted of provisions for lease settlements, fixed asset write-downs, legal expenses, severance payments, and other costs typically incurred during the course of a store closure. There were no closing expenses in the second quarter of fiscal 1999.

   Other Income (expense): In the second quarter of fiscal 2000, there was a $25,000 expense related to foreign currency transactions. There was no expense related to foreign currency transactions in the second quarter of fiscal 1999. There was no interest income for the second quarter of fiscal 2000 compared to $23,000 in the second quarter of fiscal 1999 which reflected the interest earned on the proceeds of the Company's initial public offering. Interest expense for the second quarter of fiscal 2000 increased to $153,000 from $123,000 for the second quarter of fiscal 1999 primarily due to higher line of credit borrowings.

   Income Tax Provision: No benefit was recorded on the pre-tax loss for the second quarter of fiscal 2000 due to the uncertainty of realization of these tax benefits. A tax provision of $220,000 was recorded for the quarter ended March 26, 2000 on U.S. profits of $626,000. This provision was reversed during the quarter ended June 25, 2000 as the Company recorded a U.S. pre-tax loss for the 26 weeks ended June25, 2000. A tax provision of $242,000 was recorded for the second quarter of fiscal 1999 on pre-tax income of $719,000

   Net Income (Loss): The net loss for the second quarter of fiscal 2000 was ($5,057,000) or ($1.40) per share compared to net income of $477,000 or $0.13 per share for the second quarter of fiscal 1999. Shares outstanding at the end of the second quarter of fiscal 2000 were 3,606,376 compared to 3,547,340 shares outstanding at the end of the second quarter of fiscal 1999.

 Comparison of the 26 Weeks Ended June 25, 2000 and June 27, 1999

   Net Sales: Net sales for the first two quarters of fiscal 2000 increased 11.9% to $88,674,000 from $79,214,000 for the first two quarters of fiscal 1999. The increase was primarily due to the new store in Curacao that opened March 2, 1999, the two new stores in New Zealand that opened in the fourth quarter of fiscal 1999, and an increase in business sales. The change in comparable-store sales (stores open for a full 13 months) was (1.1%). The decline in comparable store sales was primarily due to deteriorating economies in Guam and Curacao, Netherlands Antilles.

   Gross Margin: Gross margin decreased for the first two quarters of fiscal 2000 to 14.6% from 16.7% in the first two quarters of fiscal 1999. The decrease resulted primarily from low operating margins in the New Zealand stores and pricing associated with the liquidation of New Zealand inventory and to a lesser extent increased business sales. Excluding the New Zealand store operations and business sales, store margins of 16.3% for the first two quarters of fiscal 2000 were the same as the margins for the first two quarters of fiscal 1999.

   Operating Expenses: Store expenses for the first two quarters of fiscal 2000 increased 20.6% to $10,585,000 from $8,774,000 for the first two quarters of fiscal 1999. The increase was primarily due to the two new stores in New Zealand and six months of store expenses for the Curacao store in the first two quarters of fiscal 2000 compared to four months of such expenses for the same period of fiscal 1999. As a percentage of sales, store expenses increased to 11.9% for the first two quarters of fiscal 2000 compared to 11.1% for the first two quarters of fiscal 1999. This was primarily due to fixed store expenses on low sales volume in the New Zealand stores and higher store expenses on relatively flat sales volume for the remaining stores. Excluding New Zealand, the higher store expenses were primarily due to increased utility, rent, repairs and maintenance, and payroll expenses.

   General and administrative expenses for the first two quarters of fiscal 2000 increased 42.4% to $3,861,000 from $2,710,000 for the first two quarters of fiscal 1999. The increase was primarily due to a write-off of obsolete equipment, severance payments and incremental New Zealand corporate expenses. Excluding these non-recurring expenses, general and administrative expenses for the second quarter of fiscal 2000 were relatively flat compared to the same period in fiscal 1999. General and administrative expenses were 4.4% as a percentage of sales in the first two quarters of fiscal 2000 compared to 3.4% as a percentage of sales in the first two quarters of fiscal 1999.

   Store opening expenses were $570,000 in the first two quarters of fiscal 2000 compared to $417,000 in the first two quarters of fiscal 1999. Opening expenses in the first two quarters of fiscal 2000 were primarily related to the St. Maarten store that opened June 29, 2000, whereas the opening expenses in the first two quarters of fiscal 1999 were for expenses related to the Curacao store that opened March 2, 1999 and expenses incurred in advance of the New Zealand store openings in the fourth quarter of fiscal 1999.

   Store closing expenses were $3,372,000 in the first two quarters of fiscal 2000 for costs related to the closing of the New Zealand stores in June 2000. Closing expenses consisted of provisions for lease settlements, fixed asset write-downs, legal expenses, severance payments, and other costs typically incurred during the course of a store closure. There were no closing expenses in the first two quarters of fiscal 1999.

   Other Income (expense): In the first two quarters of fiscal 2000, there was a $60,000 expense related to foreign currency transactions. There was no expense related to foreign currency transactions in the first two quarters of fiscal 1999. In the first two quarters of fiscal 1999 the Company incurred a one-time cost of approximately $57,000 associated with the adoption of a Shareholder Rights Plan. There was $1,000 of interest income for the first two quarters of fiscal 2000 compared to $71,000 in the first two quarters of fiscal 1999. The interest income in the first two quarters of fiscal 1999 was primarily due to interest on the net proceeds from the Company's initial public offering. Interest expense for the first two quarters of fiscal 2000 increased to $290,000 from $222,000 for the first two quarters of fiscal 1999 primarily due to higher line of credit borrowings.

   Income Tax Provision: No benefit was recorded on the pre-tax loss for the first two quarters of fiscal 2000 due to the uncertainty of realization of these tax benefits. For the first two quarters of fiscal 1999 a tax provision of $392,000 was recorded on pre-tax income of $1,145,000.

   Net Income (Loss): The net loss for the first two quarters of fiscal 2000 was ($5,805,000) or ($1.61) per share compared to net income of $753,000 or $0.21 per share for the first two quarters of fiscal 1999. Shares outstanding at the end of the first two quarters of fiscal 2000 were 3,606,376 compared to 3,547,340 shares outstanding at the end of the first two quarters of fiscal 1999.

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

   Net cash used in operations was $691,000 and $1,888,000 for the first two quarters of fiscal 2000 and fiscal 1999, respectively. For the first two quarters of fiscal 2000 a net loss of $5,805,000 was largely offset by non-cash expenses, principally accrued expenses related to the New Zealand store closures, property write-downs, and depreciation. In addition, a decrease in receivables and inventory of $1,130,000 and $923,000 respectively provided cash. Cash was reduced $1,919,000 due to a decrease in accounts payable resulting from the decrease in inventories and a decrease in the amount of vendor-financed inventory.

   For the first two quarters of fiscal 1999 cash was used primarily to supply inventories to the new store in Curacao, which opened March 2, 1999.

   Net cash used in investing activities was $2,493,000 and $928,000 for the first two quarters of fiscal 2000 and fiscal 1999, respectively. In the first two quarters of fiscal 2000, the investment consisted primarily of the construction of the new store in St. Maarten. In the first two quarters of fiscal 1999, the investment was primarily equipment for the new store in Curacao, Netherlands Antilles.

   Net cash provided by financing activities was $3,656,000 and $173,000 for the first two quarters of fiscal 2000 and fiscal 1999, respectively. In the first two quarters of fiscal 2000, cash was primarily provided by increased borrowings under the Company's line of credit and draws on the long-term loan for the construction of the St. Maarten store.

   Foreign currency translation loss for the first two quarters of fiscal 2000 was $645,000 compared to $8,000 for the same period in fiscal 1999. The foreign currency translation loss for the first two quarters of fiscal 2000 resulted from a reduction in the value of the New Zealand and Fijian dollar compared to the United States dollar.

   On July 21, 2000, the Company extended the term of its $8.0 million line of credit with a financial institution to October 1, 2000. Of the $8.0 million line of credit, $1.1 million is utilized for standby letters of credit, leaving $6.9 million available for operations. As of June 25, 2000, there was $5.9 million in borrowings against the line of credit. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (9.5% at June 25, 2000), or at LIBOR plus 1.5% (8.2% at June 25,
2000). The collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, debt to tangible net worth and quarterly cash flow. The Company must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 31, 2000. The Company is out of compliance with two covenants. One covenant requires a minimum tangible net worth of $20,000,000 whereas the tangible net worth of the Company as of June 25, 2000 was $14,220,000. The other covenant requires a minimum current ratio of 1.2 whereas the current ratio was 1.0. The financial institution has waived these covenants through December 31, 2000, provided that the Company maintains a tangible net worth of $14,000,000. The Company is currently negotiating a new loan agreement with its financial institution, and expects to have a new agreement in place by October 1, 2000. If the Company fails to negotiate a new loan agreement by October 1, 2000, it will need to secure alternative financing.

   The Company believes that amounts available under its various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund the Company operations through the next 12 months. However, certain risks exist that could cause the Company's cash requirements to exceed what is currently available under its existing credit facilities. Most of the New Zealand closure expenses will require future cash outflows. The Company intends to manage these outflows to stay within the terms of its current credit facilities. However, if these cash outflows were to occur in a short time-frame, it may cause the Company to exceed the limits of its current credit facilities.

   In November 1999, the Company entered into a $2.0 million note payable for the construction of its new store in St. Maarten that opened June 29, 2000. The note payable carries interest at the prime rate plus 1% (10.5% at June 25, 2000), and is secured by a second security interest on the St. Maarten leasehold interest and personal property. The balance owing on this note payable at June 25, 2000 was $2.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of Cost-U-Less, Inc.'s shareholder was held on May 18, 2000. The following proposals were submitted to a vote:

   The election of three directors, each to hold office for a term of two years and each of whom were previously a director of Cost-U-Less, Inc. This proposal passed with the following number of votes:

                                                            Affirmative Withheld
                                                            ----------- --------
     Wayne V. Keener.......................................  2,400,159  590,491
     J. Jeffrey Meder......................................  2,550,446  440,204
     George C. Textor......................................  2,539,646  451,004

   Ratification of the appointment of Ernst & Young LLP as auditors for Cost-U-Less, Inc. for 2000. This proposal passed with 2,983,723 affirmative votes, 4,754 negative votes, and 2,173 abstentions.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     27.1 Financial Data Schedule

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended June 25, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COST-U-LESS, INC.
                                          (Registrant)

                                          /s/ J. Jeffrey Meder
Date August 8, 2000                       -------------------------------------
                                             J. Jeffrey Meder
                                             President and Chief Executive
                                             Officer

                                          /s/ Roy W. Sorensen
Date August 8, 2000                       -------------------------------------
                                             Roy W. Sorensen
                                             Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit
 Number        Description
 ------- -----------------------
 27.1    Financial Data Schedule