Form 10-Q
period 2000-09-24
COST U LESS INC
filed 2000-11-08
CIK 851368

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

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

     The registrant had 3,606,376 common shares, par value $0.001, outstanding at November 1, 2000.

                               COST-U-LESS, INC.

                              INDEX TO FORM 10-Q

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.............................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................  10


                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION................................................  14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  14

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cost-U-Less, Inc.'s (the "Company" or "Cost-U-Less") unaudited condensed consolidated balance sheet as of September 24, 2000, and the condensed consolidated balance sheet as of December 26, 1999, unaudited condensed consolidated statements of operations for the 13 and 39 weeks ended September 24, 2000, and September 26, 1999 and the unaudited condensed consolidated statements of cash flows for the 39 weeks then ended are included below. Also, included below are notes to the unaudited condensed consolidated financial statements.

The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2000 is a 53-week year with period four ending on December 31, 2000.

                               COST-U-LESS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      September 24, 2000       December 26,1999
                                                                      ------------------       ----------------
                                                    ASSETS                (Unaudited)
Current assets:
  Cash and cash equivalents                                                    $   249                $   792
  Receivables, net                                                               1,220                  2,122
  Inventories, net                                                              22,387                 21,605
  Other current assets                                                           1,695                  1,552
                                                                               -------                -------

     Total current assets                                                       25,551                 26,071

Property and equipment, net                                                     17,518                 16,563
Deposits and other assets                                                        1,085                  1,041
                                                                               -------                -------

     Total assets                                                              $44,154                $43,675
                                                                               =======                =======
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $17,440                $14,387
  Accrued expenses and other liabilities                                         4,674                  2,382
  Line of credit                                                                 3,068                  2,163
  Current portion of long-term debt and capital lease obligations                  455                  1,147
                                                                               -------                -------
Total current liabilities                                                       25,637                 20,079

Deferred rent                                                                      477                    414
Long-term debt less current portion                                              3,407                  2,517
                                                                               -------                -------

Total liabilities                                                               29,521                 23,010

Total shareholders' equity                                                      14,633                 20,665
                                                                               -------                -------

Total liabilities and shareholders' equity                                     $44,154                $43,675
                                                                               =======                =======

     The accompanying notes are an integral part of these unaudited financial statements.

                               COST-U-LESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                  (Unaudited)

                                                      13 WEEKS ENDED                    39 WEEKS ENDED
                                           -------------------------------------------------------------------
                                             Sept. 24, 2000   Sept. 26, 1999   Sept. 24, 2000   Sept. 26, 1999
                                           -------------------------------------------------------------------
Net sales                                        $   45,238       $   41,221       $  133,913       $  120,435
Merchandise costs                                    37,876           34,438          113,619          100,397
                                           -------------------------------------------------------------------
Gross profit                                          7,362            6,783           20,294           20,038

Operating expenses:
   Store                                              5,420            4,529           16,005           13,303
   General and administrative                         1,182            1,377            5,043            4,087
   Store opening                                         27              294              597              712
   Store closing                                          0                0            3,372                0
                                           -------------------------------------------------------------------
Total operating expenses                              6,629            6,200           25,017           18,102
                                           -------------------------------------------------------------------
Operating income (loss)                                 733              583           (4,723)           1,936

Other income (expense):
   Other expense                                        (22)                              (82)             (57)
   Interest income                                                         2                1               73
   Interest expense                                    (210)             (85)            (500)            (308)
                                           -------------------------------------------------------------------
Income (loss) before income taxes                       501              500           (5,304)           1,644

Income tax provision                                    105              180              105              572
                                           -------------------------------------------------------------------
Net income (loss)                                $      396       $      320       $   (5,409)      $    1,072
                                           ===================================================================
Earnings (loss) per common share:
   Basic and Diluted                             $     0.11       $     0.09       $    (1.50)      $     0.30

Weighted average common shares
   outstanding                                    3,606,376        3,566,999        3,597,555        3,551,433
                                           ===================================================================
Weighted average common shares
   outstanding, assuming conversion of
   stock options and warrants.
   For the 39 weeks ended September 24,
   2000, common stock equivalents have
   been excluded from the calculation, as
   their impact would be anti-dilutive.           3,609,102        3,622,935        3,597,555        3,614,665
                                           ===================================================================


   The accompanying notes are an integral part of these unaudited financial statements.

                               COST-U-LESS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                  (Unaudited)

                                                                                                 39  WEEKS ENDED
                                                                                       ---------------------------------
                                                                                         Sept. 24, 2000   Sept. 26, 1999
                                                                                       ---------------------------------
Operating activities
Net income (loss)                                                                               $(5,409)         $ 1,072
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                                                    1,366            1,176
  Writedown of property and equipment                                                               989
  Deferred tax benefit                                                                               96             (276)
  Write-off of accounts receivable                                                                                   (82)

Cash provided by (used in) changes in operating assets and liabilities:
     Receivables                                                                                    902               69
     Inventories                                                                                   (782)          (5,606)
     Other current assets                                                                          (239)            (352)
     Deposits and other assets                                                                      (44)             (79)
     Accounts payable                                                                             3,053            2,250
     Accrued expenses and other liabiliites                                                       2,292              132
     Deferred rent                                                                                   63             (145)
                                                                                       ---------------------------------
Net cash provided by (used in) operating activities                                               2,286           (1,841)

Investing activity - purchases of property and equipment                                         (3,310)          (1,791)

Financing activities
Net borrowings under line of credit                                                                 906            1,939
Proceeds from long-term debt                                                                      1,093
Principal payments on long-term debt                                                               (355)            (474)
Payments on capital lease obligations                                                              (540)            (316)
Net proceeds from sale of common stock                                                               23              107
                                                                                       ---------------------------------
Net cash provided by financing activities                                                         1,127            1,256

Foreign currency translation loss                                                                  (646)             (83)
                                                                                       ---------------------------------

Net decrease in cash and cash equivalents                                                          (543)          (2,459)

Cash and cash equivalents at beginning of period                                                    792            4,289
                                                                                       ---------------------------------
Cash and cash equivalents at end of period                                                      $   249          $ 1,829
                                                                                       =================================
Supplemental disclosure of cash flow information
Cash paid during the period for:
 Interest                                                                                       $   500          $   294
 Income taxes                                                                                   $   161          $   983

    The accompanying notes are an integral part of these unaudited financial statements

                               COST-U-LESS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Summary of Significant Accounting Policies

Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States (U.S.), U.S. territories, and foreign island countries in the Pacific and the Caribbean. At September 24, 2000, the Company operated twelve stores located in Hawaii (2), California (1), the U.S. Virgin Islands (2), Netherlands Antilles (2), Guam (2), American Samoa (1), and Republic of Fiji (Fiji) (2). In June 2000 the Company closed two stores in New Zealand. On June 29, 2000, the Company opened a store in St. Maarten, Netherlands Antilles.


Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 26, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the 13 weeks and 39 weeks ended September 24, 2000, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's 1999 10-K filed on March 27, 2000.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, St. Maarten (Netherlands Antilles), Curacao (Netherlands Antilles), Guam, American Samoa, Nevada, Fiji, and New Zealand. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company in the fiscal year beginning January 1, 2001. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                        13 Weeks Ended                            39 weeks Ended
                                               -----------------------------------       -----------------------------------
                                                September 24,        September 26,        September 24,        September 26,
                                                   2000                  1999                2000                  1999
                                               -----------------------------------       -----------------------------------
                                                                (In thousands except per-share data)
Numerator:
  Net income (loss)                              $      396           $      320          $   (5,409)           $    1,072
Denominator:
  Denominator for basic earnings (loss)
  per share - weighted average shares             3,606,376            3,566,999           3,597,555             3,551,433
Effect of dilutive securities:
  Stock options and warrants                          2,726               55,936                   0                63,232
Denominator for diluted earnings (loss)
  per share - adjusted weighted
  average shares and assumed
  conversion of stock options and
    warrants. For the 39 weeks
    ended September 24, 2000, common
    stock equivalents have been excluded          3,609,102            3,622,935           3,597,555             3,614,665
   from the calculation, as their impact
   would be anti-dilutive
Basic and diluted earnings (loss) per            $     0.11           $     0.09          $    (1.50)           $     0.30
   common share


3.  Comprehensive Income

     Total comprehensive income (loss) was ($6,055,000) for the 39 weeks ended September 24, 2000 and $988,000 for the 39 weeks ended September 26, 1999.

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

Overview

     During the third quarter ended September 24, 2000, the Company operated twelve retail stores located in Guam (2), American Samoa (1), Hawaiian Islands
(2); U.S. Virgin Islands (2); Fiji (2); Netherlands Antilles (2); and California
(1). The twelve retail stores includes the new store in St. Maarten that opened June 29, 2000. Although the Company's stores are patterned after the U.S. warehouse club concept, the stores (i) are smaller (averaging approximately 31,000 square feet vs. large format warehouse clubs of approximately 130,000 square feet), (ii) generally target niche markets, mainly foreign island countries (and U.S. island states and U.S. territories), where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee. Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to the additional holiday sales.

     Since May 2000, Fiji has experienced significant political instability. The political instability has negatively impacted the Company's Nadi store, primarily through lower than expected sales. Sales in the Company's Suva store have not been significantly impacted. If this political instability continues or escalates, there can be no assurance that the Company stores will not be more severely impacted. In addition, if significant trading partners to Fiji, like the U.S., were to impose trade sanctions as a result of the political instability, this action would likely have a significant negative impact on the Company's financial performance.

Results of Operations

The Company reported a net income of $396,000 for the third quarter ending September 24, 2000, compared to a net income of $320,000 for the same period in 1999.

Comparison of the 13 Weeks Ended September 24, 2000 and September 26, 1999

     Net Sales: Net sales for the third quarter of fiscal 2000 increased 9.7% to $45,238,000 from $41,221,000 for the third quarter of fiscal 1999. The increase was primarily due to sales from the new store in St. Maarten that opened June 29, 2000, and an increase in business sales. The change in comparable-store sales (stores open for a full 13 months) was (2.6%). The decline in comparable store sales was primarily due to deteriorating economies in Guam and Curacao, Netherlands Antilles.

     Gross Margin. Gross margin of 16.3% for the third quarter of fiscal 2000 was consistent with the third quarter of 1999 which was 16.5%.

     Operating Expenses: Store expenses for the third quarter of fiscal 2000 increased 19.7% to $5,420,000 from $4,529,000 for the third quarter of fiscal 1999. The increase was primarily due to expenses associated with the new store in St. Maarten, and increased utility expenses in most of the other locations. As a percentage of sales, store expenses increased to 12.0% for the third quarter of fiscal 2000 compared to 11.0% for the third quarter of fiscal 1999. This was primarily due to fixed store personnel expenses and higher utility expenses on relatively flat sales volume.

   General and administrative expenses for the third quarter of fiscal 2000 decreased to $1,182,000 from $1,377,000 for the third quarter of fiscal 1999. The improvement in third quarter of fiscal 2000 is primarily due to the June 2000 closure of the New Zealand buying office.

   Store opening expenses were $27,000 in the third quarter of fiscal 2000 compared to $294,000 in the third quarter of fiscal 1999. Store opening expenses in the third quarter of fiscal 1999 were for expenses incurred in advance of the New Zealand store openings in the fourth quarter of fiscal 1999.

     Other Income (expense): In the third quarter of fiscal 2000 there was a foreign currency transaction expense of $22,000. There was no foreign currency transaction expense in the third quarter of fiscal 1999. Interest expense for the third quarter of fiscal 2000 increased to $210,000 from $85,000 for the third quarter of fiscal 1999, primarily due to higher line of credit borrowings and interest on the $2.0 million note for the construction of the new store in St. Maarten.

     Income Tax Provision: The income tax provision for the third quarter of fiscal 2000 was $105,000, compared to $180,000 for the third quarter of fiscal 1999. The lower effective tax rate for the third quarter of fiscal 2000 resulted from the Company providing tax on U.S. Territories and foreign income only during the quarter. No taxes were provided on U.S. pre-tax income as a result of the Company having a U.S. pre-tax loss for the 39 weeks ended September 24, 2000.

     Net Income (Loss): Net income for the third quarter of fiscal 2000 was $396,000, or $0.11 per share, compared to net income of $320,000, or $0.09 per share, for the third quarter of fiscal 1999. Diluted weighted average shares outstanding for the third quarter of fiscal 2000 were 3,609,102 compared to 3,622,935 for the third quarter of fiscal 1999.

Comparison of the 39 weeks Ended September 24, 2000 and September 26, 1999

     Net Sales: Net sales for the first three quarters of fiscal 2000 increased 11.2% to $133,913,000 from $120,435,000 for the first three quarters of fiscal 1999. The increase was primarily due to the new store in St. Maarten that opened June 29, 2000, the two new stores in New Zealand that opened in the fourth quarter of fiscal 1999, an increase in business sales, and the nine months of sales for the Curacao store in fiscal 2000 compared to seven months of sales for the same period of fiscal 1999. The stores in New Zealand were closed in June of 2000. The change in comparable-store sales (stores open for a full 13 months) was (1.7%).

The decline in comparable-store sales was primarily due to deteriorating economies in Guam and Curacao, Netherlands Antilles.

     Gross Margin. Gross margin during the first three quarters of fiscal 2000 decreased to 15.2% from 16.6% in the first three quarters of fiscal 1999. The decrease resulted primarily from low operating margins in the New Zealand stores and pricing associated with the liquidation of New Zealand inventory and increased business sales, which provide a lower gross margin. Excluding the New Zealand store operations and business sales, store margins were 16.5% for the first three quarters of fiscal 2000 compared to 16.9% for the first three quarters of fiscal 1999.

     Operating Expenses: Store expenses for the first three quarters of fiscal 2000 increased 20.3% to $16,005,000 from $13,303,000 for the first three quarters of fiscal 1999. The increase was primarily due to the two new stores in New Zealand that opened in the fourth quarter of fiscal 1999, the new store in St. Maarten, and nine months of store expenses for the Curacao store in fiscal 2000 compared to seven months of such expenses for the same period of fiscal 1999. As a percentage of sales, store expenses increased to 12.0% for the first three quarters of fiscal 2000 compared to 11.0% for the first three quarters of fiscal 1999. This increase was primarily due to increased utility, rent, repairs and maintenance, and payroll expenses on relatively flat sales volume.

   General and administrative expenses for the first three quarters of fiscal 2000 increased 23.4% to $5,043,000 from $4,087,000 for the first three quarters of fiscal 1999. The increase was primarily due to a write-off of obsolete equipment and severance payments. Excluding these non-recurring expenses, general and administrative expenses for the first three quarters of fiscal 2000 were consistent with the same period in fiscal 1999. General and administrative expenses were 3.8% of sales in the first three quarters of fiscal 2000 compared to 3.4% of sales in the first three quarters of fiscal 1999. Excluding the non-recurring expenses and New Zealand corporate expenses, general and administrative expenses were 3.1% of sales in the first three quarters of fiscal 2000 and the first three quarters of fiscal 1999.

   Store opening expenses were $597,000 in the first three quarters of fiscal 2000 compared to $712,000 in the first three quarters of fiscal 1999. Store opening expenses were primarily related to the St. Maarten store that opened June 29, 2000, whereas the expenses in the first three quarters of fiscal 1999 were related to the Curacao store that opened March 2, 1999 and expenses incurred in advance of the New Zealand store openings in the fourth quarter of fiscal 1999.

   Store closing expenses were $3,372,000 in the first three quarters of fiscal 2000 for costs related to the closing of the New Zealand stores in June 2000. Closing expenses consisted of provisions for lease settlements, fixed asset write-downs, legal expenses, severance agreements, and other costs associated with the closure of the New Zealand stores. There were no closing expenses in the first three quarters of fiscal 1999.

     Other Income (expense): In the first three quarters of fiscal 2000 there was a foreign currency transaction expense of $82,000. There was no foreign currency transaction expense for the first three quarters of fiscal 1999. In the first three quarters of fiscal 1999 the Company incurred a one-time cost of approximately $57,000 associated with the adoption of a Shareholder Rights Plan. There was $1,000 of interest income for the first three quarters of fiscal 2000 compared to $73,000 in the first three quarters of fiscal 1999. Interest income in the first three quarters of fiscal 1999 was primarily due to interest on the net proceeds from the Company's initial public offering. Interest expense for the first three quarters of fiscal 2000 increased to $500,000 from $308,000 for the first three quarters of fiscal 1999. The increase was primarily due to higher line of credit borrowings and interest on the $2.0 million note for the construction of the new store in St. Maarten.

     Income Tax Provision: For the first three quarters of fiscal 2000 a tax provision of $105,000 was recorded on a pre-tax loss of ($5,304,000), compared to a tax provision of $572,000 recorded on pre-tax income of $1,644,000, for the first three quarters of fiscal 1999. The decrease in the provision resulted from the Company providing tax on U.S. Territories and foreign income only for the first three quarters of fiscal 2000. No taxes were provided on U.S. pre-tax income as a result of the Company having a U.S. pre-tax loss for the 39 weeks ended September 24, 2000

     Net Income(Loss): The net loss for the first three quarters of fiscal 2000 was ($5,409,000), or ($1.50) per share compared to net income of $1,072,000, or $0.30 per share, for the first three quarters of fiscal 1999. Diluted weighted average shares outstanding for the first three quarters of fiscal 2000 were 3,597,555 compared to 3,614,665 for the first three quarters of fiscal 1999.

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

     Net cash provided by operations was $2,286,000 for the first three quarters of fiscal 2000 compared to net cash used in operations of $1,841,000 for the first three quarters of fiscal 1999. The increase in cash generated from operations resulted from improvements in inventory management and increasing the percentage of vendor-financed inventory.

     Net cash used in investing activities was $3,310,000 and $1,791,000 for the first three quarters of fiscal 2000 and fiscal 1999, respectively. In the first three quarters of fiscal 2000, the investment consisted primarily of the construction of the new store in St. Maarten. In the first three quarters of fiscal 1999, the investment was primarily equipment for the new store in Curacao, Netherlands Antilles, and the new stores planned for New Zealand and St. Maarten.

     Net cash provided by financing activities was $1,127,000 and $1,256,000 for the first three quarters of fiscal 2000 and fiscal 1999, respectively. In the first three quarters of fiscal 2000, cash was primarily provided by the long-term loan for the construction of the St. Maarten store and additional borrowings under the Company's line of credit.

     Foreign currency translation losses for the first three quarters of fiscal 2000 was $646,000 compared to $83,000 for the same period in fiscal 1999. The foreign currency translation loss for the first three quarters of fiscal 2000 resulted from a reduction in the value of the New Zealand and Fijian dollar compared to the United States dollar.

     On September 15, 2000, the Company extended the term of its $8.0 million line of credit with a financial institution to August 1, 2001. Of the $8.0 million line of credit, $1.1 million is utilized for standby letters of credit, leaving $6.9 million available for operations. As of September 24, 2000, there was $3.1 million in borrowings against the line of credit. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (9.5% at September 24, 2000), or at LIBOR plus 2.0% (8.6% at September 24, 2000). Collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 31, 2000.

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

     In November 1999, the Company entered into a $2.0 million note payable for the construction of its new store in St. Maarten. The note payable carries interest at the prime rate plus 1% (10.5% at September 24, 2000), and is secured by a second security interest on the St. Maarten leasehold interest and personal property. The balance owing on this note payable at September 24, 2000 was $1,967,000.


                          PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

     On November 3, 2000, the Company was notified that Nasdaq approved the Company's application to list on The Nasdaq SmallCap Market. Effective with the open of business on Tuesday, November 7, 2000, trading in the Company's stock was moved from The Nasdaq National Market to The Nasdaq SmallCap Market.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended September 24, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COST-U-LESS, INC.

                                     (Registrant)



Date November 8, 2000                /s/  J. Jeffrey Meder
    ------------------               ------------------------------------
                                     J. Jeffrey Meder
                                     President and
                                     Chief Executive Officer


Date November 8, 2000                /s/ Martin P. Moore
    ------------------               ------------------------------------
                                     Martin P. Moore
                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number         Description
--------------         -----------

27.1                   Financial Data Schedule

________________