Form 10-K
period 2000-12-31
COST U LESS INC
filed 2001-04-02
CIK 851368

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended December 31, 2000

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

        8160 304th Ave. SE, Bldg. 3, Suite A, Preston, Washington 98050
             (Address of Principal Executive Offices): (Zip Code)

                                (425) 222-5022
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock
                        Preferred Stock Purchase Rights

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

  The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on March 20, 2001, as reported on the Nasdaq SmallCap Market was approximately $5,414,812 (1).

  The number of shares of the registrant's Common Stock outstanding at March 20, 2001 was 3,606,376.
--------
(1) Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the Registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 8, 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  When used in this Annual Report, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Business--Important Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Cost-U-Less, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports Cost-U-Less, Inc. has filed from time to time with the Securities and Exchange Commission.

Item 1. Business

Overview

  Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. The Company's primary strategy is to operate in island markets, offering predominately U.S. branded goods. The Company currently operates eleven stores: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

  The Company opened its first retail warehouse store in 1989 in Maui, Hawaii. In 1992, the Company began to expand by opening stores in other island locations. After experiencing success with its mid-sized store concept, the Company began experimenting in late 1992 with similar stores in various mainland markets while continuing to open stores in island markets. Facing increasing competition from larger discount retailers and warehouse clubs in its mainland markets, management decided in 1995 to return its focus to its core island markets and began closing its mainland stores. The Company's process of closing five of its six mainland stores was completed in 1997.

  In 1998, the Company opened two stores in Fiji. In 1999, the Company opened two stores in New Zealand and one in Curacao. In 2000, the Company opened a new store in St. Maarten, located in the Caribbean near the Company's St. Thomas and St. Croix stores.

  In June 2000, the Company closed its two New Zealand stores, as well as its buying office in Auckland. Although the Company had introduced what it believed to be the first warehouse club concept to the New Zealand marketplace, the Company believes that the loyalty of New Zealand customers to many regional brands resulted in disappointing sales by the new stores of the U.S. brands primarily sold by the Company.

  In January 2001, the Company announced the closure of one of its two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of its store in Nadi, which was closed in February 2001. The Company's remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji.

Industry Overview

  Traditional warehouse clubs such as Costco Companies, Inc. ("Costco"), BJ's Wholesale Club, Inc. and Sam's Club, a division of Wal-Mart Stores, Inc. ("Wal-Mart"), focus on both retail and small-business customers, with store formats averaging approximately 115,000 square feet. These retailers typically
(i) offer a range of national brand and selected private label products at low prices, often in case, carton or multiple-pack quantities, (ii) provide no-frills, self-service warehouse facilities with pallet-stacked product aisles, and

(iii) charge annual membership fees. Although the Company employs many of the retailing methods of the larger participants in the warehouse club industry, the Company operates smaller stores (averaging approximately 30,000 square feet), does not charge a membership fee, typically locates its stores in smaller geographic areas with less concentrated population centers, and relies to a greater degree on long-haul water transportation than do other such companies.

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

  Expand to New Markets. The Company intends to pursue future growth by expanding into markets that other warehouse clubs and discount retailers have not yet entered, particularly in the Pacific and Caribbean regions. The pace at which the company will open new stores will be dictated by its strategic planning process. The Company plans to refine its expansion efforts to focus on markets with high U.S. brand awareness and demand, as well as other attributes that typify its most successful stores. Currently, the Company has no plans to open new stores during 2001, but is in the process of analyzing opportunities for new stores in the future.

  Enter Markets Familiar With Warehouse Concept. The Company plans to seek markets that have some familiarity with the warehouse club concept. Residents of potential island markets often gain familiarity with the warehouse club concept through travel to the U.S. and other markets where warehouse clubs are present. The Company believes that the presence of this attribute has helped accelerate market acceptance of Company stores in the past.

  Offer U.S. Goods to Meet Market Demand. Markets that have awareness and acceptance of U.S. goods but have limited access to those goods offer substantial sales and profit potential. The Company believes procuring U.S. goods in large volumes and shipping them long distances to island stores are two of its core competencies.

  Leverage Island-Operations Expertise. Through its experience in opening and operating retail warehouse club-style stores in the U.S. Territories, foreign island countries and the Hawaiian Islands, the Company believes it has developed a depth of expertise in dealing with the inherent challenges of island market operations. The Company has refined a mid-sized building prototype that is designed to endure severe island weather conditions and that incorporates low construction costs and easily replicated specifications. Through its long-standing relationships with steamship lines, the Company negotiates what it believes to be competitive transportation rates while selecting efficient shipping routes and utilizing cost-effective freight handling techniques, including the use of both Company-operated cross-dock depots and independently operated distribution facilities.

  Utilize Modern Systems and Merchandising Methods. The Company believes that many merchants in its most promising target markets have not adopted modern retail operating efficiencies and do not have access to vendor network and distribution channels equivalent to those developed by the Company.

  Emphasize Strong Margins While Maintaining Everyday Low Prices. In addition to providing a pleasant shopping atmosphere, the Company strives to sell its products at prices that it believes are lower than those offered by its local island competitors, yet still above those that could be charged in mainland markets. By leveraging its retail operating efficiencies, access to volume-purchasing discounts and distribution capabilities, the Company believes it is able to acquire some products at a significantly lower cost than that paid by other local island retailers. Historically, these factors have enabled the Company to achieve higher margins than those achieved by mainland warehouse clubs and discount retailers.

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

Store Economics

  The Company's eleven stores that were open during all of fiscal 2000 generated annual average net sales of approximately $14.6 million, average net sales per square foot of approximately $500, average annual per store contribution of approximately $560,000, and average annual per store contribution before depreciation of approximately $660,000. Store contribution is store gross profit less direct store operating expenses. The average investment in buildings, equipment and leasehold improvements as of December 31, 2000 in these eleven stores was approximately $800,000. The average investment in inventory, net of accounts payable of approximately 60%, was $600,000 at December 31, 2000. The store contribution return on average investment for fiscal 2000 for these eleven stores was approximately 40%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

  The Company has also attempted to minimize costs through the design of its stores. The Company does not use expensive fixtures such as floor tiles and false ceilings, and thereby lowers construction and maintenance costs. In addition, the Company's refrigeration supplier has designed specialized refrigeration units using modern equipment that allows for cost-effective monitoring, maintenance and repair, and keeps energy costs to a minimum. The Company has also developed standardized construction specifications and has negotiated competitive prices on its building materials, such as metal exterior panels, building components, store equipment and shelving, thus allowing the Company to control material costs on a per-facility basis and help ensure uniformity of materials throughout its facilities and minimizing the Company's lease expenses.

Merchandising

  The Company typically carries approximately 2,500 stock-keeping units ("SKUs"), compared to the 3,500 to 5,000 SKUs estimated by industry sources to be carried by traditional warehouse clubs. The stores do not have certain departments found in most large-format warehouse clubs, such as automobile tires, bakery, photo finishing and prescription drugs. All stores feature the following main product categories:

    Food-Perishables. Meat, produce, deli, dairy and frozen items represent approximately 25% of a typical store's net sales. The "reach-in" freezers and coolers are substantially larger than those found in the stores of most of the Company's local island competitors.

    Food-Non-perishables. Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 45% of a typical store's net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

    Nonfood. Other nonfood items comprise the remaining 30% of a typical store's net sales, and include tobacco, sundries, health and beauty, office, hardware, electronics, housewares, furniture and sporting goods.

  Purchasing. The Company balances its product mix by providing popular U.S. brand name products together with local ethnic items found in each island region. Approximately one-third of the Company's items are produced locally or purchased through local suppliers in each market. Offering locally purchased merchandise enables the Company to better serve its island customers and offer an innovative variation to the warehouse store format. Store managers are able to purchase product that may be available only on their particular islands. The Company's buyers monitor sales and inventory levels on a daily basis from all of the Company's stores. In an effort to cater to retail customers who generally purchase products for home use, the

Company carries products in various product sizes, including single packages, "bulk packages" and mid-sized "value-packs." The Company purchases merchandise from manufacturers and suppliers on a purchase order basis exclusively.

  Pricing. The Company strives to be the "low price leader" for the markets it serves. The Company does not charge its customers a membership fee, thereby allowing all consumers to receive the benefits of the Company's value-pricing philosophy. The Company provides everyday low prices that are often lower than regular prices offered at most retailers, such as grocery stores, and are generally intended to be slightly lower than those offered by mass merchant discount retailers, such as Wal-Mart and Kmart Corporation ("Kmart"), that operate in some of the Company's island markets. In an effort to achieve the lowest prices available in a particular market, the Company regularly compares prices and products being offered by the Company's local competitors. Generally, given the economic efficiencies the Company can bring to bear with its ability to purchase product at larger quantities as well as its efficient distribution system that allows it to take advantage of optimal freight and transportation costs, management believes that the Company has a competitive advantage when pricing most of its products compared to local competition. However, if the comparison of local competitors' prices discloses that the Company's prices exceed those of its local competition, store managers have the authority to reduce prices to remain competitive. This decentralization of pricing decisions allows the Company to respond quickly and efficiently to competitive challenges in each of its island markets.

Distribution

  The Company currently uses a Company-operated distribution facility in San Leandro, California and independently operated facilities in Port Everglades, Florida, Sacramento, California, Auckland, New Zealand and Sydney, Australia. The Company has no written agreements with the independently operated distribution facilities, but instead has month-to-month service relationships. At each distribution facility, merchandise is received, consolidated and cross-docked, and ultimately shipped in fully loaded containers to the Company's stores. Each store has a "lane" designated to it in the depot; when a full container load is queued into the lane, it is loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Management has significant experience and long-term relationships with steamship lines and, with its present volume, has negotiated what it believes to be competitive transportation rates. The Company does not have a warehouse, but controls inventory levels in stores by maintaining sufficient back stock in stores combined with efficient cross-dock facilities. For perishable items, the Company uses independently operated consignment depots that are for the Company's exclusive use. Each supplier of perishable items, such as meats, frozen foods, fruits and vegetables, pays a storage charge for use of such depots based upon the amount of space used for storage of each supplier's goods.

Management Information Systems

  The Company considers management information systems to be a key component of its strategic plan. The Company tracks all inventory movement, sales and purchase orders by SKU number, vendor number, store and date. The Company currently uses electronic point-of-sale equipment in all stores. All data and communications from each location are sent via the Company's wide area network, to the computer system located at the corporate headquarters in Preston, Washington. The Company installed new computer hardware to operate its inventory control system in January 1999, which has enhanced, extended and improved the data capabilities of its systems. The Company's wide area network provides communications capabilities that allow for quick responses to ever-changing customer needs and local retail opportunities. The ability to quickly and consistently communicate between headquarters and store locations is necessary when stores are located in such remote locations.

Employee Organization, Training and Compensation

  Management of each store generally consists of a store manager, one assistant manager and two to three department managers, depending on the store. The merchandising manager oversees the training and day-to-day operations of the stockers and forklift operators. The receiving manager oversees the day-to-day receiving operations and the receiving clerks. The administrative manager oversees the training and day-to-day operations of the vault clerks, cashiers and security personnel, if applicable.

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

  The Company strives to attract and retain highly motivated, performance-oriented employees and managers by offering competitive compensation, including bonus programs based on their performance. During 2000, the Company changed its Manager Bonus Program to one under which managers are paid an annual bonus based on store and departmental profitability targets. Prior to 2000, the Company's Manager Bonus Program was based on the net income of the Company. Although the Company believes that it generally pays its employees above-market wages and is thereby able to attract and retain high-quality employees, it further believes that island wages are generally lower than mainland wages and thus result in comparatively lower labor costs.

Customer Service

  The Company brings to its island markets a commitment to customer service that management believes gives it a competitive advantage in each of the local markets it serves. The Company's store layout is designed to maximize floor space used for selling product as well as to give customers a spacious feel while shopping. Various forms of payments are accepted, including food stamps and credit and debit cards, and credit is extended to some local businesses and government agencies. The Company has a 30-day, no-questions-asked return policy. Each of the Company's stores has approximately 10 checkout lanes, which allows for quick and efficient shopping. Each store features a customer desk where customers can have questions answered, usually by a management team member. In addition, employees are trained to help customers locate store products.

Marketing and Advertising

  The Company generally relies on word-of-mouth advertising in order to save on advertising and marketing costs and pass on the savings to its customers. The Company has historically spent less than 0.2% of net sales on advertising. However, in more competitive markets, the Company may experience higher marketing and advertising costs.

Competition

  The warehouse club and discount retail businesses are highly competitive. The Company historically has faced significant competition from warehouse clubs and discount retailers such as Wal-Mart, Kmart and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. The Company's competition also consists of discount retailers and other national and international grocery store chains. Some of the Company's competitors have substantially greater resources, buying power and name recognition than the Company. The Company plans to target its future expansion in additional island markets that it believes are underserved by existing retailers and not yet penetrated by large warehouse clubs and discount retailers. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While the Company expects that the size of many of the markets in which it operates or expects to enter will delay or deter entry by many of its larger competitors, there can be no assurance that the Company's larger competitors will not decide to enter these markets or that other competitors will not compete more effectively against the Company. The Company's gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. The Company may be required to implement price reductions and other actions in order to remain competitive in its markets. A membership warehouse club has announced its intent to open a store in May 2001 on St. Thomas, where the Company has an established presence. The Company's ability to expand into new markets and operate profitably in new and existing markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

Trademarks

  The Company has been granted federal registration of the name and stylized logo "Cost-U-Less."

Governmental Regulation

  The Company is subject to various applicable laws and regulations administered by federal, state and foreign regulatory authorities, including, but not limited to, laws and regulations regarding tax, tariffs, currency repatriation, zoning, employment and licensing requirements. Additionally, as the Company pursues future expansion in foreign countries, the Company's operations will be subject to additional foreign regulatory standards, laws and regulations, in addition to customs, duties and immigration laws and regulations. Changes in the foregoing laws and regulations, or their interpretation by agencies and the courts, occur from time to time. While the Company believes that it presently complies in all material respects with such laws and regulations, there can be no assurance that future compliance will not have a material adverse effect on the Company's business, financial condition and operating results. See "Important Factors That May Affect Future Results--Risks Associated With Island and International Operations."

Employees

  As of March 11, 2001, the Company had 41 full-time employees at its corporate headquarters in Preston, Washington, and 13 employees at its main distribution facility in San Leandro, California. In total, the Company employs approximately 500 people worldwide. None of the Company's employees are covered by collective bargaining agreements.

Important Factors That May Affect Future Results

  You should carefully consider the following factors that may affect future results and other information included in this Annual Report. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial also may impair our business operations or could cause actual results to differ from historical results or those anticipated. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

  Small Store Base. The Company opened its first store in 1989, opened a total of 21 stores through December 2000, and presently operates eleven stores. The Company's closure of ten stores has adversely affected the Company's operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a decline in profitability, or (iii) the Company's general and administrative expenses increase to address the Company's expanded operations, the effect on the Company's operating results would be more significant than would be the case if the Company had a larger store base, and could have a material adverse effect on the Company's business, financial condition and operating results. Although the Company intends to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Business Strategy."

  Competition. The warehouse club and discount retail businesses are highly competitive. The Company historically has faced significant competition from warehouse clubs and discount retailers, such as Wal-Mart, and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. The Company's competition also consists of discount retailers and other national and international grocery store chains. Some of the Company's competitors have substantially greater resources, buying power and name recognition than the Company. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While the Company expects that the size of many of the markets in which it operates or expects to enter will delay or deter entry by many of its larger competitors, there can be no assurance that the Company's larger competitors will not decide to enter these markets or that other competitors will not compete more effectively against the Company. The Company's gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. The Company may be required to implement price reductions and other actions in order to remain competitive in its markets. A membership warehouse club has announced its intent to open a store in May 2001 on St. Thomas, where the Company has an established presence. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. See "--Business--Competition."

  Ability to Manage Growth. The success of the Company's future growth strategy will depend to a significant degree on the Company's ability to (i) operate stores on a profitable basis, (ii) expand its operations through the opening of new stores, (iii) properly identify and enter new markets, (iv) locate suitable store sites, (v) negotiate acceptable lease terms, (vi) locate local developers to construct facilities to lease, (vii) construct or refurbish sites, and (viii) obtain necessary funds on satisfactory terms. The Company has not opened stores in foreign island markets at a rapid pace and has no store openings planned for 2001. The Company has no operating experience in many of the markets in which it may open new stores. In fact, the Company recently closed the two stores that it had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from other Company stores. Additionally, the Company closed one of its two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of its store in Nadi, which was closed in February 2001. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those currently encountered by the Company. There can be no assurance that the Company will be able to adapt its operations to support its future expansion plans or that the Company's new stores will be profitable.

  Additionally, the Company relies significantly on the skill and expertise of its on-site store managers. The Company will be required to hire, train and retain skilled managers and personnel to support its growth, and may experience difficulties locating store managers and employees who possess the training and experience necessary to operate the Company's new stores, including the Company's management information and communications systems, particularly in island markets where language, education and cultural factors may impose additional challenges. Further, the Company has encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which the Company may locate its stores. There can be no assurance that the Company will be able to open new stores according to its business plans, or that it will be able to continue to attract, develop and retain the personnel necessary to pursue its growth strategy. Failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

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

  Risks Associated With Island and International Operations. The Company's net sales from island operations represented approximately 89% of the Company's total net sales for fiscal 2000. The Company expects that its island and international operations together will continue to account for nearly all of its total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to the Company's ability to manage its operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods.

  Isolation of Store Operations From Corporate Management; Increased Dependence on Local Managers. The Company's headquarters and administrative offices are located in Preston, Washington; however, ten of the Company's eleven stores and a majority of its employees are located on islands. Although the Company invests resources to hire and train its on-site managers, the inability of the Company's executives to be physically present at the Company's current and planned store sites on a regular basis may result in (i) an isolation of store operations from corporate management and an increased dependence on store managers, (ii) a diminished ability to oversee employees, which may lead to decreased productivity or other operational problems, (iii) construction delays or difficulties caused by inadequate supervision of the construction process, and (iv) communication challenges. The Company may need to invest significant resources to update and expand its communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on the Company's business, financial condition and operating results. See "-- Business--Employee Organization, Training and Compensation."

  Uncertainties Associated With Expansion Outside U.S. Territories. Currently, eight of the Company's stores are located in the U.S. Territories and foreign island countries throughout the Pacific and Caribbean. The remaining three stores are in Hawaii and California. The Company's future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those currently encountered by the Company, including risks associated with being further removed from the political and economic systems in the United States. The Company does not currently engage in currency hedging activities. On February 15, 2001, the Company closed one of the two stores it operated in Fiji during Fiscal 2000 due primarily to the impact that the political turmoil in Fiji was having on the tourist industry, with the resulting economic downturn severely impacting its store in Nadi. The Company's remaining store in Fiji is located in the city of Suva, which is the capital of Fiji and the primary population center. There can be no assurance that further political and economic changes in Fiji will not have a material adverse effect on the Company's business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations, and specifically those associated with the Company's store in Fiji, could have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Business Strategy."

  Difficult Transportation Environment. The Company's island locales require the transportation of products over great distances on water, which results in
(i) substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to potential damage to, or destruction of, ships or containers delivering the Company's goods, (iii) tariff, customs and shipping regulation issues, and (iv) substantial ocean freight and duty costs. Moreover, only a limited number of transportation companies service the Company's regions, none of which has entered into a long-term contract with the Company. The inability or failure of one or more key transportation companies to provide transportation services to the Company, changes in the regulations that govern shipping tariffs or any other disruption in the Company's ability to transport its merchandise could have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Distribution."

  Governmental Regulations. Governmental regulations in foreign countries where the Company plans to expand its operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of the Company's operations. Additionally, the Company's ability to compete may be adversely affected by foreign governmental regulations that encourage or mandate the employment of citizens of, or purchase of supplies from vendors in a particular jurisdiction. The Company may also be subject to taxation in these foreign jurisdictions, and the final determination of its tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. The Company may also be subject to currency repatriation restrictions. There can be no assurance that any of these risks will not have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Governmental Regulation."

  Weather and Other Risks Associated With Island Operations. The Company's operations are primarily located on islands subject to volatile weather conditions and natural disasters, which could result in delays in construction or result in significant damage to, or destruction of, the Company's stores. In addition, island operations involve uncertainties arising from (i) local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services, (ii) the ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections often in undeveloped regions,
(iii) political, military and trade tensions, (iv) currency exchange rate fluctuations and repatriation restrictions, (v) local economic conditions,
(vi) longer payment cycles, (vii) difficulty enforcing agreements or protecting intellectual property, and (viii) collection of debts and other obligations in foreign countries. There can be no assurance that the Company will be able to devote the resources necessary to meet the challenges posed by island operations, or that losses from business interruption will be adequately compensated by insurance; any failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. See "--Business--Business Strategy."

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

  Dependence on Systems. As the Company expands, it will need to upgrade or reconfigure its management information systems. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, it may experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. The Company's business is highly dependent on communications and information systems, primarily systems provided by third-party vendors. Any failure or interruption of the Company's systems or systems provided by third-party vendors could cause delays or other problems in the Company's operations, which could have a material adverse effect on the Company's business, financial condition and operating results. The Company experienced no negative impact from Year 2000 systems issues.

  Utilization of Tax Benefits. The Company's ability to utilize various tax benefits and credits is dependent on its ability to generate adequate taxable income in the United States and in foreign jurisdictions. As of December 31, 2000, the Company had recognized an aggregate foreign tax benefit of $2.8 million on foreign operating losses and a corresponding valuation allowance of $1.9 million. Approximately two-thirds of the Net Operating Losses ("NOL's") will begin expiring in the year 2006. The remaining NOL's were generated in Curacao, St. Maarten and Australia and are not subject to expiration time limits. Additionally, during fiscal 2000, the Company recorded an aggregate foreign tax credit of $0.3 million and a corresponding valuation allowance of $0.3 million. Utilization of the tax benefit and foreign tax credit is dependent on the Company generating future taxable income. There can be no assurance that the Company will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on the Company's business, financial condition and operating results. See "Notes to Consolidated Financial Statements--Income Taxes."

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

  On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company's Common Stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire the Company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of December 31, 2000, no rights have become exercisable.

  Decreases in Sales. Fluctuations in Comparable Store Sales. Although sales increased 11.5% in fiscal 2000 over fiscal 1999, increased 24.8% in fiscal 1999 over 1998, and increased 7.2% in 1998 over 1997, net sales in fiscal 1997 declined $9.9 million, or 7.4%, to $124.9 million from $134.8 million in fiscal 1996. The decline in fiscal 1997 was primarily due to store closures in the continental United States and to a slight decline in comparable store (stores open at least 13 months) sales, largely attributable to the Hawaii market. The fiscal 2000 increase was primarily due to sales from the St. Maarten store opened in June 2000, an increase in business sales, the benefit of an additional week of sales in fiscal 2000 as compared to fiscal 1999 and sales from the New Zealand stores that opened in November 1999 and were closed in June 2000. The increase in fiscal 1999 and fiscal 1998 was primarily due to additional stores. Comparable sales decreased 2.2% in fiscal 2000, increased 6.8% in fiscal 1999 and increased 9.9% in fiscal 1998.

  A variety of factors affect the Company's comparable store sales, including, among others, actions of competitors (including the opening of additional stores in the Company's markets), the retail sales environment, general economic conditions, weather conditions and the Company's ability to execute its business strategy effectively. In addition, the Company's future expansion may result in opening additional stores in markets where the Company already does business. The Company has experienced a reduction in sales at an existing Company store when a new Company store was opened in the same market. These factors may result in future comparable store sales declines. Moreover, there can be no assurance that comparable store sales for any particular period will not decrease in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  Ability to Maintain Existing Credit and Obtain Additional Credit. The Company believes that amounts available under its various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund the Company operations through the next 12 months. However, certain risks exist that could cause the Company's cash requirements to exceed what is currently available under its existing credit facilities. There can be no assurance that the Company will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to the Company.

Item 2. Properties

  The Company currently leases a majority of its existing store locations. The Company also leases the land for the St. Thomas and St. Maarten stores, but owns the store facilities. The stores average approximately 30,000 square feet and range in size from approximately 22,000 square feet to approximately 39,000 square feet. The store leases typically have a term of 10 years with options to lease for an additional 10 years and typically are net leases. With the exception of the Sonora store, which opened in an existing facility, all of the Company's stores have been built to Company specifications.

  Mid-Sized Format. The average size of the Company's eleven stores is approximately 30,000 square feet, while the traditional warehouse stores found in the United States average approximately 115,000 square feet. The Company has developed three store "footprints" based on a 27,000, 36,000 and 42,000-square-foot facility, which is adaptable from anywhere between 25,000 to 45,000 square feet. The Company's prototype was developed in consultation with architects and designers who helped design many of the warehouse stores operating in the United States today. The prototypes were used in the construction of the stores in Fiji, St. Thomas, Curacao and St. Maarten.

  The Company has developed a standard lease that it uses as a starting point for its lease negotiations with each potential landowner/developer. The Company routinely negotiates a 10-year lease with at least two five-year renewal options.

                                            Approximate Store  Lease                       Options
     Location                Date Opened     Square Footage     Term    Expiration Date   to Extend
     --------                -----------    ----------------- --------  ---------------   ---------
Dededo, Guam............  May 1, 1992            31,200       10 years May 1, 2002        10 years
Hilo, Hawaii............  August 27, 1992        23,000       15 years August 31, 2006    10 years
Kapaa, Kauai............  March 18, 1993         22,000       17 years April 22, 2010     10 years
St. Thomas, USVI (Land
 Lease).................  June 25, 1998          36,000       20 years September 30, 2017 30 years
Sonora, CA..............  January 27, 1994       23,150       10 years January 1, 2004    10 years
St. Croix, USVI.........  November 3, 1994       26,210       10 years November 1, 2004   10 years
Tamuning, Guam..........  March 15, 1995         35,000       15 years March 1, 2010      10 years
Pago Pago, American
 Samoa..................  March 20, 1995         32,055       10 years February 28, 2005  15 years
Suva, Fiji..............  November 12, 1998      30,000       10 years November 1, 2008   10 years
Curacao, Netherlands
 Antilles...............  March 2, 1999          38,711       10 years February 1, 2009   10 years
St. Maarten, Netherlands
 Antilles (Land Lease)..  June 29, 2000          36,000       25 years February 25, 2024  30 years

  The Company relocated its headquarters office in June 2000 and now leases approximately 14,000 square feet of office space for its headquarters in Preston, Washington, which lease expires on December 31, 2003. The Company relocated its Union City, California distribution facility in December 1999, to a distribution facility in San Leandro, California. The San Leandro facility is approximately 81,000 square feet, and the lease expires on January 31, 2007. The Company believes that its distribution facilities will be sufficient to meet the Company's needs at least through the end of fiscal 2003.

Item 3. Legal Proceedings

  The Company may be subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these potential claims cannot be predicted with certainty, management does not believe that any pending legal matters will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

Item 5. Market for Company's Common Stock and Related Shareholder Matters

  The Company's Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol "CULS". The number of shareholders of record of the Company's Common Stock at March 20, 2001, was 70.

  High and low sales prices for the Company's Common Stock for the periods indicated in 2000 and 1999, are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                         Stock
                                                                         Price
                                                                       ---------
             Year                                                      High Low
             ----                                                      ---- ----
      Fiscal 2000 (ended December 31, 2000)
        First Quarter................................................. 4.50 2.06
        Second Quarter................................................ 3.00 1.25
        Third Quarter................................................. 2.94 1.25
        Fourth Quarter................................................ 1.88  .94

      Fiscal 1999 (ended December 26, 1999)
        First Quarter................................................. 8.13 5.50
        Second Quarter................................................ 6.00 4.63
        Third Quarter................................................. 5.75 4.63
        Fourth Quarter................................................ 5.38 3.88

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

  Concurrent with the Company's initial public offering on Form S-1 (Registration No. 333-52459) on July 23, 1998, the Company sold 160,000 shares of Common Stock at $7.00 per share, in a Concurrent Reg. S Placement to Kula Fund, in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended. As part of the Concurrent Reg. S Placement, the Company also sold to Kula Fund, for nominal consideration, a warrant to purchase 117,000 shares of Common Stock at an exercise price equal to $8.40 per share (120% of the per share price in the initial public offering), which warrant contains standard net issuance provisions and is exercisable at any time until July 23, 2002.

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's fiscal year ends on the last Sunday in December. All years presented represent 52-week fiscal years except fiscal 2000, which was a 53-week fiscal year.

              Selected Consolidated Financial and Operating Data
(in thousands, except per share data, average sales per square foot, number of stores and percentage data)

                               Dec.31,   Dec.26,   Dec.27,   Dec.28,   Dec.29,
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
Income Statement Data:
Net sales....................  $186,299  $167,079  $133,861  $124,865  $134,820
Gross profit.................    28,349    27,395    22,324    20,468    20,996
Operating Expenses:
 Store.......................    21,775    18,254    15,100    14,543    15,843
 General and administrative..     6,421     5,654     4,139     3,225     3,039
 Store opening...............       518     1,217       747       327         0
 Store closing...............     3,352         0       238     1,346       918
Operating income (loss)......    (3,717)    2,270     2,100     1,027     1,196
Interest expense, net........      (663)     (403)     (257)     (427)     (605)
Other income (expense).......       (32)      (57)      (10)      (40)        0
Income (loss) before income
 taxes.......................    (4,412)    1,810     1,833       560       591
Income tax provision.........       460       656       640       197       221
Net income (loss)............  $ (4,872) $  1,154  $  1,193  $    363  $    370
Earnings (loss) per common
 share:
 Basic.......................  $  (1.35) $   0.32  $   0.45  $   0.18  $   0.19
 Diluted.....................  $  (1.35) $   0.32  $   0.43  $   0.17  $   0.17
Weighted average common
 shares outstanding,
 diluted.....................     3,599     3,618     2,759     2,124     2,147

Selected Operating Data:
 Store contribution(1).......  $  4,940  $  7,837  $  6,596  $  5,475  $  4,797
 Stores opened...............         1         3         3         0         0
 Stores closed...............         2         0         1         2         1
 Stores open at end of
  period.....................        12        13        10         8        10
 Average net comparable sales
  per square foot(2)(3)......  $    498  $    515  $    566  $    485  $    427
 Comparable-store net sales
  increase (decrease)(2)(3)..     (2.2)%      6.8%      9.9%    (0.5)%    (4.9)%

Consolidated Balance Sheet
 Data:
Working capital..............  $    503  $  5,992  $  9,241  $  3,814  $  3,635
Total assets.................    41,811    45,812    39,270    22,815    24,856
Line of credit...............     2,700     2,163         0       376     1,500
Long-term debt, less current
 maturities..................     3,344     2,517     2,036     1,169     1,965
Total shareholders' equity...    14,888    20,665    19,596     9,670     9,327

--------
(1) Store contribution is determined by deducting direct store expenses from store gross profit.
(2) Fiscal 2000 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 2000 have been adjusted to reflect a 52-week year. The Company's fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.
(3) A new store becomes comparable after it has been open for a full 13 months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding future results of operations and financial position, the Company's ability to develop new markets, manage rapid growth, and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's expectations and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. The following discussions and the section entitled "Business--Important Factors That May Affect Future Results" describe some, but not all, of the factors that could cause these differences.

Overview

  Cost-U-Less began operations in 1989 by opening a mid-sized warehouse club-style store in Maui, Hawaii. The Company's store concept was successful in the smaller, and in many ways more challenging, island markets. The Company began experimenting in late 1992 with similar stores in various mainland markets. Over the course of a three-year period, the Company opened six mainland stores and seven island stores. However, the Company found that most of the mainland stores did not meet the Company's performance expectations. The Company therefore focused on its core competencies in operating island stores and began closing its mainland stores. Currently only one mainland store remains open and serves as an efficient testing ground for new operating and merchandising methods. The Company intends to retain this store while targeting its future growth on island markets. In 1998, the Company opened two stores in Fiji, and in 1999 the Company opened two stores in New Zealand and one in Curacao.

  A central focus for the Company in 2000 was to improve the mix of stores in its relatively small store base, as under-performing stores can have a materially adverse impact on Company performance. In June 2000, the Company closed its two stores located in New Zealand and in December 2000, the Company decided to close its Nadi, Fiji store effective February 2001. In the New Zealand market, the Company had introduced what it believed to be the first warehouse club concept to a significantly larger but more competitive marketplace. However, the strong customer loyalty to regional products that compete with the U.S. brands primarily sold by the Company, resulted in sales that were below expectations. The Company's decision to close the Nadi store is due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of its store in Nadi. These actions were in line with the Company's strategy of evaluating its existing locations and operations in an effort to improve profitability and cash flow.

  On June 29, 2000 the Company opened a store on the island of St Maarten in the Caribbean. The Company believes this island market has market conditions that resemble those in islands in which the Company has been successful.

  In 2001, the Company will continue its focus on its core island store operations. The Company will also be reviewing its merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. The Company will also analyze opportunities for future expansion. While management believes these actions can improve profitability, there can be no assurance that these actions will be successful.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain consolidated income statement data.

                                                       Fiscal Year Ended
                                                   ----------------------------
                                                   December  December  December
                                                   31, 2000  26, 1999  27, 1998
                                                   --------  --------  --------
   Net sales......................................  100.0 %   100.0 %   100.0 %
   Gross margin...................................   15.2      16.4      16.7
   Operating Expenses:
     Store........................................   11.7      10.9      11.3
     General and administrative...................    3.4       3.4       3.1
     Store opening................................     .3        .7       0.5
     Store closing................................    1.8       --        0.2
   Operating income (loss)........................   (2.0)      1.4       1.6
   Interest expense, net..........................   (0.4)     (0.2)     (0.2)
   Income (loss) before income taxes..............   (2.4)      1.1       1.4
   Income tax provision...........................    0.2       0.4       0.5
   Net income (loss)..............................   (2.6)%     0.7 %     0.9 %

 Fiscal 2000 Compared to Fiscal 1999

  Net Sales. Net sales in fiscal 2000 increased 11.5% to $186.3 million from $167.1 million in fiscal 1999. The increase was primarily due to sales from the St. Maarten store opened in June 2000, an increase in business sales, the benefit of an additional week of sales in fiscal 2000 as compared to fiscal 1999 and sales from the New Zealand stores that opened in November 1999 and were closed in June 2000. Comparable sales (stores open at least 13 months) decreased 2.2% during fiscal 2000, compared to a 6.8% increase in fiscal 1999. The decline in comparable-store sales was primarily due to deteriorating economies in Guam and Curacao, Netherland Antilles.

  Gross Margin. Gross margin decreased to 15.2% in fiscal 2000 from 16.4% in fiscal 1999. The decrease was primarily due to the low operating margins in the New Zealand stores, price reductions associated with the liquidation of New Zealand inventory and increased business sales, which provide a lower gross margin, but are executed at minimal direct expense. Excluding business and New Zealand sales, gross margin would have been consistent with fiscal 1999. Gross profit dollars increased 3.5% to $28.3 million in fiscal 2000 from $27.4 million in fiscal 1999, primarily as a result of increased sales.

  Store Expenses. Store expenses increased $3.5 million in fiscal 2000 to $21.8 million from $18.3 million in fiscal 1999. The increase was primarily due to the new store in St. Maarten and the two stores in New Zealand that opened in the fourth quarter of fiscal 1999. As a percent of sales, store expenses increased to 11.7% in fiscal 2000 from 10.9% in fiscal 1999. The increase as a percent of sales was primarily due to increased utility, rent, repairs and maintenance, and payroll expenses on relatively flat sales volume and high New Zealand store expenses on a relatively low sales base.

  General and Administrative Expense. General and administrative expenses increased $0.8 million in fiscal 2000 to $6.4 million compared to $5.6 million in fiscal 1999. The increase was primarily due to a write-off of obsolete equipment and severance payments. Excluding these expenses, general and administrative expenses in fiscal 2000 were consistent with fiscal 1999. General and administrative expenses as a percent of sales were 3.4% in both fiscal 2000 and fiscal 1999.

  Store Opening Expense. Store opening expenses decreased $0.7 million to $0.5 million in fiscal 2000, compared to $1.2 million in fiscal 1999. Fiscal 2000 store opening expenses were related to the St. Maarten store that opened in June 2000, whereas the expenses in fiscal 1999 were related to the Curacao store that opened in March 1999 and the two New Zealand stores that opened in November of 1999.

  Store Closing Expense. Store closing expenses were $3.4 million in fiscal 2000, primarily related to the closing of the New Zealand stores in June 2000 and the accruals established for the planned closure of the Nadi, Fiji store in February 2001. Closing expenses primarily consist of provisions for lease settlements, fixed asset write-downs, legal expenses and severance agreements. Additional expenses (primarily severance costs) associated with the closure of the Nadi store will be recorded in the first quarter of Fiscal 2001. Management believes these additional costs will not have a material impact on the Company's first quarter 2001 results. There were no store closing expenses in fiscal 1999.

  Net Interest Expense. Net interest expense increased $0.3 million to $0.7 million in fiscal 2000 due primarily to additional borrowings incurred during fiscal 2000 resulting from the construction of the new St. Maarten store and higher average borrowings on the line of credit than had existed in fiscal 1999.

  Income Tax Provision. The Company recorded a tax provision in fiscal 2000 of $0.5 million on a pre-tax loss of $4.4 million. The tax provision represents taxes associated with income generated in U.S. Territories. No taxes or tax benefits were provided on the foreign pre-tax loss in fiscal 2000, as the Company cannot predict whether it will be able to generate an adequate amount of taxable income in the future to utilize such benefits. As of December 31, 2000, the Company had recognized an aggregate foreign tax benefit of $2.8 million on foreign operating losses and a corresponding valuation allowance of $1.9 million. Approximately two-thirds of the Net Operating Losses ("NOL's") will begin expiring in the year 2006. The remaining NOL's were generated in Curacao, St. Maarten and Australia and are not subject to expiration time limits. Additionally, during fiscal 2000, the Company recorded an aggregate foreign tax credit of $0.3 million and a corresponding valuation allowance of $0.3 million. Utilization of the tax benefit and foreign tax credit is dependent on the Company generating future taxable income. There can be no assurance that the Company will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on the Company's business, financial condition and operating results.

  Net Income (Loss). The net loss for fiscal 2000 was $4.9 million, or ($1.35) per fully diluted share, compared to net income of $1.2 million, or $0.32 per fully diluted share, for fiscal 1999. The net loss in fiscal 2000 resulted primarily from lower margins, increased stores expense, non-recurring charges related to the closing of the two New Zealand stores in June 2000 and accrued expenses associated with the planned closure of the Nadi, Fiji store in February 2001.

 Fiscal 1999 Compared to Fiscal 1998

  Net Sales. Net sales in fiscal 1999 increased 24.8% to $167.1 million from $133.9 million in fiscal 1998. The increase was primarily due to a full year of sales from the two additional stores opened in fiscal 1998, and the Curacao store that opened in March 1999. Comparable sales (stores open at least 13 months) increased 6.8% during fiscal 1999, compared to 9.9% in fiscal 1998.

  Gross Margin. Gross margin decreased to 16.4% in fiscal 1999 from 16.7% in fiscal 1998. The decrease was primarily due to increased business sales, which carry lower margins, but are executed at minimal direct expense. Excluding business sales, gross margin rate was approximately the same as 1998. Gross profit increased 22.7% to $27.4 million in fiscal 1999 from fiscal 1998 gross margin dollars of $22.3 million, primarily as a result of increased sales.

  Store Expenses. Store expenses increased $3.2 million in fiscal 1999 to $18.3 million from $15.1 million in fiscal 1998. As a percent of sales, store expenses decreased to 10.9% in fiscal 1999 from 11.3% in fiscal 1998. The increase in store expenses was primarily due to a full year of expenses being required in fiscal 1999 for two additional stores opened in fiscal 1998, and the new stores opened in fiscal 1999. The decrease in store expenses as a percent of sales was primarily due to higher sales volume in fiscal 1999 compared to fiscal 1998, while variable expenses increased only 6.8%.

  General and Administrative Expense. General and administrative expenses increased $1.5 million in fiscal 1999, to $5.6 million, compared to $4.1 million in fiscal 1998. The increase was primarily due to establishing the New Zealand and Australia buying offices and personnel additions at the corporate office, primarily in information technology, to support system enhancements and improved store communications.

  Store Opening Expense. Store opening expenses increased $0.5 million to $1.2 million in fiscal 1999, compared to $0.7 million in fiscal 1998. The increase was primarily due to the costs to open Curacao in the first quarter of fiscal 1999 and the two New Zealand stores in the fourth quarter of fiscal 1999. In fiscal 1998, the Company re-located the St. Thomas store, and opened two Fijian stores. In addition, fiscal 1999 store opening expense included costs to open the St. Maarten store.

  Net Interest Expense. Net interest expense increased $0.1 million to $0.4 million in fiscal 1999, due primarily to additional borrowings incurred during fiscal 1999 resulting from the construction and opening of new and future stores.

Liquidity and Capital Resources

  The Company has financed its operations with proceeds from its initial public offering, various credit facilities, and internally generated funds. In July 1998, the Company raised $8.7 million in net proceeds from its initial public offering and concurrent private placement. See "Market for Company's Common Stock and Related Shareholder Matters."

  Net cash provided by operations was $3.3 million, $0.2 million, and $1.2 million for fiscal years 2000, 1999 and 1998, respectively. The increase in cash in fiscal 2000 compared to fiscal 1999 was primarily due to improvements in inventory management. The decrease in net cash provided by operations in 1999 compared to 1998, was primarily due to an increase in inventory for three additional stores opened in 1999.

  Net cash used in investing activities was $3.3 million, $5.5 million and $7.2 million, for fiscal years 2000, 1999 and 1998, respectively. The cash used in investing activities relates to the opening of additional stores. Additionally, 1998 investing activities included the construction of the re-located St. Thomas store and new corporate computer hardware. The Company has no plans to open new stores during fiscal 2001, but is in the process of analyzing opportunities for new stores in the future.

  Net cash provided by financing activities $0.5 million, $2.1 million and $10.2 million, for fiscal years 2000, 1999 and 1998, respectively. The cash generated in fiscal 2000 was primarily due to proceeds from long-term debt that was used to finance the construction of the St. Maarten store that opened June 29, 2000. The cash generated in fiscal 1999 was primarily used to fund the Company's new store opened in Curacao and two new stores opened in New Zealand during 1999. In 1998, the cash generated by financing activities was primarily due to the Company's July 1998 initial public offering and concurrent Reg. S placement that provided net proceeds of $8.7 million, and $3.0 million in long term debt financing related to the construction of the re-located St. Thomas store.

  Foreign currency translation losses increased to $0.9 million in fiscal 2000 as compared to $0.2 million in fiscal 1999 and $47,000 in fiscal 1998. The foreign currency translation losses are a result of the translation of the New Zealand and Fijian operating results and balance sheets. In both cases, local currency values declined when compared to the United States dollar.

  On September 15, 2000, the Company extended the term of its $8.0 million line of credit with a financial institution to August 1, 2001. Of the $8.0 million line of credit, $1.1 million is utilized for standby letters of credit, leaving $6.9 million available for operations. At December 31, 2000, the Company had $2.7 million in borrowings outstanding on its line of credit. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (9.5% at December 31, 2000), or at LIBOR plus 1.75% (8.4% at December 31, 2000). Collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 31, 2000. The Company is currently in compliance with all such covenants.

  In November 1999, the Company entered into a $2.0 million note payable for the construction of its new store in St. Maarten. The note payable carries interest at the prime rate plus 2% (11.50% at December 31, 2000), and is secured by a first security interest on the St. Maarten leasehold interest and personal property. The interest rate was raised to the prime rate plus 2% (from prime rate plus 1%) after the lender expressed concerns about the financial charges related to the New Zealand store closures.

  The Company believes that amounts available under its various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund the Company operations through the next 12 months. However, certain risks exist that could cause the Company's cash requirements to exceed what is currently available under its existing credit facilities. There can be no assurance that the Company will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to the Company.

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

  The Company also assessed its vulnerability to interest rate risk associated with its financial instruments, including, cash and cash equivalents, lines of credit and long term debt. Due to the nature of these financial instruments, the Company believes that the risk associated with interest rate fluctuations does not pose a material risk. The Company's line of credit and long-term debt can be expected to vary in the future as a result of future business requirements, market conditions and other factors.

  The Company does not have any derivative financial instruments as of December 31, 2000

Item 8. Financial Statements and Supplementary Data

  The following consolidated financial statements and supplementary data are included beginning on page 21 of this Report:

                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors.......................  21
   Consolidated Financial Statements:
     Consolidated Statements of Operations.................................  22
     Consolidated Balance Sheets...........................................  23
     Consolidated Statements of Shareholders' Equity.......................  24
     Consolidated Statements of Cash Flows.................................  25
     Notes to Consolidated Financial Statements............................  26

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Cost-U-Less, Inc.

  We have audited the accompanying consolidated balance sheets of Cost-U-Less, Inc. (the "Company") as of December 31, 2000 and December 26, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cost-U-Less, Inc. at December 31, 2000 and December 26, 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
February 23, 2001

                               COST-U-LESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                  Fiscal Year Ended
                                        --------------------------------------
                                        December 31, December 26, December 27,
                                            2000         1999         1998
                                        ------------ ------------ ------------
Net sales..............................  $ 186,299    $ 167,079    $ 133,861
Merchandise costs......................    157,950      139,684      111,537
                                         ---------    ---------    ---------
Gross profit...........................     28,349       27,395       22,324
Operating expenses:
  Store................................     21,775       18,254       15,100
  General and administrative...........      6,421        5,654        4,139
  Store openings.......................        518        1,217          747
  Store closings.......................      3,352            0          238
                                         ---------    ---------    ---------
Total operating expenses...............     32,066       25,125       20,224
                                         ---------    ---------    ---------
Operating income (loss)................     (3,717)       2,270        2,100
Other income (expense):
  Interest expense, net................       (663)        (403)        (257)
  Other................................        (32)         (57)         (10)
                                         ---------    ---------    ---------
Income (loss) before income taxes......     (4,412)       1,810        1,833
Income tax provision...................        460          656          640
                                         ---------    ---------    ---------
Net income (loss)......................  $  (4,872)   $   1,154    $   1,193
                                         =========    =========    =========
Earnings (loss) per common share:
  Basic................................  $   (1.35)   $    0.32    $    0.45
                                         =========    =========    =========
  Diluted..............................  $   (1.35)   $    0.32    $    0.43
                                         =========    =========    =========
Weighted average common shares
 outstanding, basic....................  3,599,374    3,557,789    2,664,192
                                         =========    =========    =========
Weighted average common shares
 outstanding, diluted..................  3,599,374    3,618,193    2,758,939
                                         =========    =========    =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               COST-U-LESS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31, December 26,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................   $ 2,525      $ 2,929
  Receivables (net of allowance of $254 and $150 in
   2000 and 1999, respectively)......................     2,008        2,122
  Income tax receivable..............................       163          518
  Inventories........................................    18,001       21,605
  Prepaid expenses...................................       215          265
  Deferred taxes.....................................       675          769
                                                        -------      -------
    Total current assets.............................    23,587       28,208
Buildings and equipment, net.........................    16,961       16,563
Deposits and other assets............................     1,013          974
Deferred taxes, net..................................       250           67
                                                        -------      -------
    Total assets.....................................   $41,811      $45,812
                                                        =======      =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Line of credit.....................................   $ 2,700      $ 2,163
  Accounts payable...................................    15,504       16,524
  Accrued expenses...................................     3,115        2,382
  Accrued store closure reserve......................     1,498            0
  Current portion of long-term debt..................       267          422
  Current portion of capital lease obligations.......         0          725
                                                        -------      -------
    Total current liabilities........................    23,084       22,216
Deferred rent........................................       495          414
Long-term debt, less current portion.................     3,344        2,517
                                                        -------      -------
    Total liabilities................................    26,923       25,147
Commitments
Shareholders' equity:
  Preferred stock--$0.001 par value; Authorized
   shares--2,000,000; Issued and outstanding shares,
   respectively--none................................       --           --
  Common stock--$0.001 par value; Authorized shares--
   25,000,000; Issued and outstanding shares,
   respectively--3,606,376 and 3,576,858.............    12,446       12,422
  Retained earnings..................................     3,640        8,512
  Accumulated other comprehensive loss...............    (1,198)        (269)
                                                        -------      -------
    Total shareholders' equity.......................    14,888       20,665
                                                        -------      -------
    Total liabilities and shareholders' equity.......   $41,811      $45,812
                                                        =======      =======

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               COST-U-LESS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                           Accumulated
                               Common   Common                Other
                               Stock--  Stock-- Retained  Comprehensive
                               Shares   Amount  Earnings      Loss       Total
                              --------- ------- --------  ------------- -------
Balance at December 29,
 1997........................ 1,999,961 $ 3,525 $ 6,165      $   (20)   $ 9,670
  Net income.................       --      --    1,193          --       1,193
  Foreign currency
   translation adjustments...       --      --      --           (47)       (47)
                                                                        -------
  Comprehensive income.......                                             1,146
                                                                        -------
  Initial public offering:
  Sale of common stock, net
   of $2,075 of offering
   costs..................... 1,540,000   8,705     --           --       8,705
  Compensation related to
   stock options.............       --       75     --           --          75
                              --------- ------- -------      -------    -------
Balance at December 27,
 1998........................ 3,539,961  12,305   7,358          (67)    19,596
  Net income.................       --      --    1,154          --       1,154
  Foreign currency
   translation adjustments...       --      --      --          (202)      (202)
                                                                        -------
  Comprehensive income.......                                               952
                                                                        -------
  Exercise of common stock
   options...................    36,897     117     --           --         117
                              --------- ------- -------      -------    -------
Balance at December 26,
 1999........................ 3,576,858  12,422   8,512         (269)    20,665
  Net loss...................       --      --   (4,872)         --      (4,872)
  Foreign currency
   translation adjustments...       --      --      --          (929)      (929)
                                                                        -------
  Comprehensive loss.........                                            (5,801)
                                                                        -------
  Exercise of common stock
   options...................    29,518      24     --           --          24
                              --------- ------- -------      -------    -------
Balance at December 31,
 2000........................ 3,606,376 $12,446 $ 3,640      $(1,198)   $14,888
                              ========= ======= =======      =======    =======


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               COST-U-LESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                          December 31, December 26, December 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
OPERATING ACTIVITIES:
  Net income (loss).....................    $(4,872)     $ 1,154      $ 1,193
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization.......      1,865        1,598        1,092
    Writedown of property and
     equipment..........................        999           46          195
    Deferred tax (benefit) provision....        (89)        (184)          42
    Compensation related to stock
     options............................        --           --            75
    Allowance for doubtful accounts.....        104            7          118
    Cash provided by (used in) changes
     in operating assets and
     liabilities:
      Receivables.......................         10         (434)        (791)
      Income tax receivable.............        355         (361)          22
      Inventories.......................      3,605       (4,920)      (4,414)
      Prepaid expenses..................         50          (54)         (73)
      Deposits and other assets.........        (39)        (158)        (180)
      Accounts payable..................     (1,020)       3,028        3,454
      Accrued expenses..................        732          573          456
      Accrued store closure reserve.....      1,498            0            0
      Deferred rent.....................         81         (110)          43
                                            -------      -------      -------
        Net cash provided by operating
         activities.....................      3,279          185        1,232
INVESTING ACTIVITY:
  Cash used to purchase buildings and
   equipment............................     (3,262)      (5,495)      (7,152)
FINANCING ACTIVITIES:
  Proceeds from sale of common stock....         24          117        8,705
  Proceeds (payments) from (on) line of
   credit, net..........................        537        2,163         (376)
  Proceeds from long-term debt..........      1,093          907        3,000
  Payments on long-term debt............       (421)        (637)        (715)
  Payments on capital lease
   obligations..........................       (725)        (451)        (399)
                                            -------      -------      -------
        Net cash provided by financing
         activities.....................        508        2,099       10,215
  Foreign currency translation
   adjustments..........................       (929)        (202)         (47)
                                            -------      -------      -------
Net increase (decrease) in cash and cash
 equivalents............................       (404)      (3,413)       4,248
Cash and cash equivalents:
  Beginning of period...................      2,929        6,342        2,094
                                            -------      -------      -------
  End of period.........................    $ 2,525      $ 2,929      $ 6,342
                                            =======      =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for:
    Interest............................    $   816      $   478      $   409
    Income taxes........................    $   276      $ 1,187      $   577

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               COST-U-LESS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of Business

  Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At December 31, 2000, the Company operated twelve stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa and the Republic of Fiji (Fiji). In the second quarter of fiscal 2000, the Company closed its two New Zealand stores. In January 2001, the Company announced the closure of its Nadi, Fiji store, which was closed in February 2001. The Company continues to operate its other store in Fiji, located in the city of Suva.

 Fiscal Year

  The Company's fiscal year ends on the last Sunday in December. The year ended December 31, 2000 was a 53-week fiscal year. The years ended December 26, 1999 and December 27, 1998 were 52-week fiscal years.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji and New Zealand. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Foreign Currency Translations

  The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand, and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as accumulated other comprehensive income (loss), a component of Shareholders Equity. Realized and unrealized gains on foreign currency transactions are included in other income (expense).

 Cash Equivalents

  The company considers all highly liquid investments with an initial maturity three months or less to be cash equivalents.

 Financial Instruments

  The carrying value of financial instruments, including cash, cash equivalents, receivables, payables, and long-term debt, approximates market value at December 31, 2000 and December 26, 1999.

                               COST-U-LESS, INC.

 Inventories

  Inventories are carried at the lower of average cost or market.

 Buildings and Equipment

  Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Equipment acquired under capitalized leases is depreciated over the shorter of the asset's estimated useful life or the life of the related lease. Leasehold improvements are amortized over the lesser of the term of the lease or the assets' estimated useful lives.

 Long Lived Assets

  The Company periodically evaluates the recoverability and possible impairment of its long-lived assets. Management's analysis is based on several factors, including, but not limited to, management's plans for future operations, recent operating results, and projected cash flows.

 Accounts Payable

  The Company's major bank accounts are replenished as checks are presented. Accordingly, included in accounts payable at December 31, 2000 and December 26, 1999 are $2.2 million and $3.1 million, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

 Letter of Credit

  As of December 31, 2000 and December 26, 1999, the Company had $1.1 million outstanding under standby letters of credit.

 Revenue Recognition

  The Company recognizes revenue from product sales when the customer purchases the products, generally at the point of sale.

 Advertising Costs

  The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 2000, 1999 and 1998 were not material to the Company's operating results.

 Store Opening Costs

  Pre-opening costs incurred in connection with the startup and promotion of new stores are expensed as incurred.

 Stock-Based Compensation

  The Company has elected to apply the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations under APB No. 25, whereby

                               COST-U-LESS, INC.

compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price. The Company grants stock options at exercise prices equal to fair market value on the date of grant, as a result, no compensation cost has been recognized.

 Income Taxes

  Income tax expense includes U.S. and foreign income taxes. The Company accounts for income taxes under the liability method. Under the liability method, deferred tax and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

 Comprehensive Income

  Comprehensive income includes net income and other comprehensive income, which refers to the effect of foreign currency translation adjustments. The Company's comprehensive income is reported in the consolidated statement of shareholders' equity.

 Segment Reporting

  The Company operates mid-sized warehouse club-style stores in the United States (U.S.), U.S. territories, and foreign island countries throughout the Pacific and the Caribbean. The Company's retail operations are its only reportable segment. Prior to 1998, the Company segmented its business between island stores and mainland stores. However, as the Company faced increasing competition from larger discount retailers and warehouse clubs in its mainland markets, management decided to focus on its core island markets and thus closed all but one of its six mainland stores. Subsequent to those store closures, the financial information used by the Company's chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment as of December 31, 2000. Prior periods have been restated to reflect the change in segment reporting.

 Reclassifications

  Certain reclassifications of prior years' balances have been made for consistent presentation with the current year.

 New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138, which establishes standards for recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company beginning January 1, 2001. The Company adoption of this new accounting standard is not expected to have a material impact on the Company's financial condition or results of operations, as the Company does not have derivatives nor does it participate in hedging activities.

                               COST-U-LESS, INC.

  In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised, and that this pronouncement will have no impact on its financial statements.

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25," which provides clarification of Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its accounting for stock based compensation is in conformity with this guidance and, therefore, Interpretation No. 44 had no impact on the Company's financial condition or results of operations.

2. Buildings and Equipment

  Buildings and equipment consist of the following (in thousands) at:

                                                     December 31, December 26,
                                                         2000         1999
                                                     ------------ ------------
   Buildings........................................   $ 7,106      $ 2,874
   Equipment........................................    15,091       16,263
   Leasehold improvements...........................     1,434        1,386
                                                       -------      -------
     Buildings, equipment and leasehold
      improvements..................................    23,631       20,523
   Less accumulated depreciation and amortization...     6,696        5,202
                                                       -------      -------
     Net book value of depreciable assets...........    16,935       15,321
   Computer system and software development in
    progress........................................        26            0
   Construction in progress.........................         0        1,242
                                                       -------      -------
   Total assets.....................................   $16,961      $16,563
                                                       =======      =======

3. Line of Credit

  The Company maintains an $8,000,000 line of credit with a commercial bank that expires August 1, 2001. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (9.5% at December 31, 2000), or at LIBOR plus 1.75% (8.4% at December 31, 2000). Borrowings are secured by various Company assets. As of December 31, 2000, borrowings outstanding under the line of credit amounted to $2,700,000. Amounts available under the line of credit are reduced by outstanding standby letters of credit of $1.1 million.

  In accordance with the terms of this line of credit, the Company is required to maintain certain financial covenants. As of and during the year ended December 31, 2000, the Company was in compliance with all such covenants.

4. Long-Term Debt

  In 1997, the company entered into a $1,000,000 note payable to a bank to fund construction of the St. Thomas store. The note bore interest at the fixed rate index plus 1.75%. The note was paid in full in April 2000.

                               COST-U-LESS, INC.

  Additionally, in conjunction with the construction of the St. Thomas store, the Company entered into a $2,000,000 note payable to a bank which matures in June 2013. Interest on the note at December 31, 2000 is at the prime rate plus 2% (11.5%). As of December 31, 2000, there was a balance owed of $1,677,403, which is secured by a first leasehold priority mortgage on the St. Thomas building. The Company makes principal payments of approximately $11,000 per month.

  In November 1999, the Company entered into a $2,000,000 credit facility with a financial institution to fund the construction of the St. Maarten store. As of December 31, 2000, there was a balance owed of $1,933,000 against this credit facility. Interest on the note at December 31, 2000 is at the prime rate plus 2% (11.5%). The credit facility is secured by a first leasehold security interest on the St. Maarten property. The Company makes principal payments of approximately $11,000 per month.

  Maturities of long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

            2001.................................. $  267
            2002..................................    267
            2003..................................    267
            2004..................................    267
            2005..................................    267
            Thereafter............................  2,276
                                                   ------
              Total............................... $3,611
                                                   ======

5. Interest Expense, Net

  The components of interest, net are as follows (in thousands):

                                                              2000  1999  1998
                                                              ----  ----  -----
   Interest Expense.......................................... $750  $476  $ 364
   Capitalized Interest......................................  (86)    0      0
   Interest Income...........................................   (1)  (73)  (107)
                                                              ----  ----  -----
     Interest Expense, net................................... $663  $403  $ 257
                                                              ====  ====  =====

  The interest-carrying costs of capital assets under construction are capitalized based on the Company' weighted average borrowing rate. Capitalized interest in 2000 relates to the construction of the St. Maarten store.

6. Income Taxes

  Income (loss) before income taxes by jurisdiction is as follows (in thousands):

                                                        2000     1999     1998
                                                       -------  -------  ------
   United States...................................... $(1,864) $ 3,070  $1,279
   U.S. Territories...................................   1,335    1,812   1,375
   Foreign............................................  (3,883)  (3,072)   (821)
                                                       -------  -------  ------
     Income (loss) before income taxes................ $(4,412) $ 1,810  $1,833
                                                       =======  =======  ======

                               COST-U-LESS, INC.

  The provision for income taxes is as follows (in thousands):

                                                           2000   1999   1998
                                                           -----  -----  -----
   Current Income Taxes:
     United States........................................ $   9  $ 217  $ 112
     U.S. Territories.....................................   540    653    483
     Foreign..............................................     0    (30)     3
                                                           -----  -----  -----
       Current Income Taxes...............................   549    840    598
                                                           -----  -----  -----
   Deferred Income Taxes
     United States........................................   191    346    273
     U.S. Territories.....................................   (80)   132      0
     Foreign..............................................  (200)  (662)  (231)
                                                           -----  -----  -----
       Deferred income taxes..............................   (89)  (184)    42
                                                           -----  -----  -----
   Provision for Income Taxes............................. $ 460  $ 656  $ 640
                                                           =====  =====  =====

  A reconciliation of the Company's effective tax rate with the federal statutory rate of 34% for the years ended December 31, 2000, December 26, 1999, and December 27, 1998, is as follows (dollars in thousands):

                                     2000            1999         1998
                                    -------          ----         ----
   Tax at U.S. Statutory Rate...... $(1,500)  34.0 % $615  34.0 % $623  34.0 %
   Non-Deductible Permanent
    Differences....................       3   (0.1)%    3   0.2 %   10   0.5 %
   U.S. Tax Losses not Benefited...     506  (11.4)%    0   0.0 %    0   0.0 %
   Foreign Tax Losses not
    Benefited......................   1,224  (27.8)%    0   0.0 %   32   1.7 %
   Foreign Tax Credit not Taken....     348   (7.9)%    0   0.0 %    0   0.0 %
   Statutory Rate Difference as
    Compared to U.S. Statutory
    Rate:
   U.S. Territories................      43   (0.9)%   45   2.5 %   46   2.5 %
   Other...........................    (164)   3.7 %   (7) (0.4)%  (71) (3.9)%
                                    -------          ----         ----
     Effective Income Tax Rate..... $   460  (10.4)% $656  36.2 % $640  34.9 %
                                    =======          ====         ====

  Effective December 26, 1999, the Company elected to treat its wholly-owned subsidiary in New Zealand as a branch for U.S. tax purposes. The effect of such election resulted in a U.S. tax benefit of approximately $396,000 in 1999. In addition, the Company utilized $321,000 of foreign tax credits in the year ended December 26, 1999.

                               COST-U-LESS, INC.

  Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                      December 31, December 26,
                                                          2000         1999
                                                      ------------ ------------
   Deferred Tax Assets
     Inventory Adjustments..........................    $   132       $  152
     Vacation Accrual...............................        198          100
     Bad Debt Expense...............................         67           51
     Deferred Rent..................................        141          144
     Store Closure Reserve..........................        506            0
     Net Operating Loss Carryforward--Foreign.......      2,327        1,103
     Foreign tax credits............................        348            0
     Other..........................................         76           24
                                                        -------       ------
     Total Deferred Tax Assets......................      3,795        1,574
       Valuation Allowance..........................     (2,247)        (199)
                                                        -------       ------
                                                          1,548        1,375
   Deferred Tax Liabilities
     Cash Discounts.................................        (13)         (13)
     Fixed Asset Basis Difference...................       (610)        (526)
                                                        -------       ------
     Total Deferred Tax Liabilities.................       (623)        (539)
                                                        -------       ------
   Net Deferred Tax Assets..........................    $   925       $  836
                                                        =======       ======
   The net deferred tax assets are classified on the
    balance sheet as follows
    (in thousands):
   Current Assets...................................    $   675       $  769
   Long-Term Assets, net............................        250           67
                                                        -------       ------
   Net Deferred Tax Assets..........................    $   925       $  836
                                                        =======       ======

  The Company's ability to utilize various tax benefits is dependent on generating taxable income in the future. At December 31, 2000, the company had recognized certain net tax benefits of foreign net operating loss carry-forwards that are dependent on future earnings of the Company's U.S. and foreign operations. The Company has implemented a tax strategy, which will allow the Company to utilize these tax benefits. There can be no assurance that the Company will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on the Company's business, financial condition and operating results.

  As of December 31, 2000, the Company has foreign net operating loss carryforwards ("NOL's") of approximately $6.8 million, which, if not utilized, will begin expiring in the year 2006. NOL's in Curacao, St. Maarten and Australia of approximately $2.3 million are not subject to expiration time limits. During the year ended December 31, 2000, the Company recorded a foreign tax credit of $0.3 million, which if not utilized, will expire in the year 2005. Utilization of the NOL's and foreign tax credit carryforwards may be limited in any given year by alternative minimum tax ("AMT") restrictions, depending upon each year's AMT calculation.

                               COST-U-LESS, INC.

7.Shareholders' Equity

 Common Stock

  On May 13, 1998, the Company effected a 1-for-3.38773 reverse split of its common stock. All outstanding common and common equivalent shares and per-share amounts in the accompanying financial statement and related notes have been retroactively adjusted to give effect to the stock split.

  On July 23, 1998, the Company sold 1,380,000 shares of common stock at $7.00 per share in an Initial Public Offering. Concurrent with the Initial Public Offering on July 23, 1998, the Company issued 277,000 warrants to certain shareholders at grant prices ranging from $8.40 to $10.15. At December 31, 2000 and December 26, 1999, these warrants were fully vested and exercisable.

 Stock Options

  The Company maintains an Amended and Restated 1989 Stock Option Plan (the "1989 Plan") which provides for the granting of incentive and nonqualified stock options to employees, directors, and consultants of the Company. An aggregate of 398,496 shares of common stock has been authorized for issuance under the 1989 Plan. Options issued under the 1989 Plan vest ratably over five years and expire ten years from the date of grant and are generally granted at prices equal to the fair value on the date of grant. There were 238,660 options available for future grant under the 1989 Plan at December 31, 2000. No additional options will be granted under the 1989 Plan.

  In 1998, the Company adopted, and shareholders approved, issuance of the 1998 Stock Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of various stock awards, including stock options and issuance of restricted stock, with a maximum of 500,000 shares of common stock available for issuance. Options issued under the 1998 Plan vest at various terms ranging from immediately to five years and expire ten years from the date of grant and are generally granted at prices equal to the fair value on the date of grant. There were 18,906 options available for future grant under the 1998 Plan at December 31, 2000.

  In December 2000, the Board of Directors approved the submission of a proposal to the Company's shareholders at the next annual meeting to increase the number of options available for grant under the 1998 Plan by an additional 500,000 shares.

  A summary of the status of stock option plans as of December 31, 2000, December 26, 1999, and December 27, 1998, and changes during the years then ended are presented below:

                               2000               1999              1998
                         ------------------ ----------------- ------------------
                                   Weighted          Weighted           Weighted
                                   Average           Average            Average
                                   Exercise          Exercise           Exercise
                         Options    Price   Options   Price   Options    Price
                         --------  -------- -------  -------- --------  --------
Outstanding, beginning
 of year................  516,266   $5.40   452,150   $5.35    291,009   $5.49
  Granted at fair
   value................  178,213    1.58   114,288    5.03    442,546    6.96
  Forfeited............. (136,642)   4.93   (13,275)   5.77   (281,405)   9.08
  Exercised.............  (29,518)    .79   (36,897)   3.18        --      --
                         --------           -------           --------
Outstanding, end of
 year...................  528,319    4.51   516,266    5.40    452,150    5.35
                         ========           =======           ========

                               COST-U-LESS, INC.

  The following summarizes information related to options outstanding and exercisable at December 31, 2000:

                      Outstanding                              Exercisable
     ---------------------------------------------------    ----------------------
                               Weighted      Weighted                   Weighted
      Range of                 Average        Average                   Average
      Exercise                 Exercise     Contractual                 Exercise
       Prices      Options      Price          Life         Options      Price
      --------     -------     --------     -----------     -------     --------
     $0.79-3.38    203,302      $1.73       8.94 years      129,089      $1.72
      3.72-6.00    109,298       4.74       7.42 years       62,574       4.53
      7.00         215,718       7.00       7.24 years      195,860       7.00
                   -------                                  -------
                   528,319       4.51                       387,523       4.84
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

 Pro-Forma Disclosure

  The Company applies APB No. 25 and related interpretations in accounting for options under the 1989 and 1998 Plans. Accordingly, stock compensation has been recognized for the amortized intrinsic value of stock option grants. Had the stock option compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for options granted in 2000, 1999, and 1998, consistent with the fair value methods of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to these pro-forma amounts.

                                                         2000     1999   1998
                                                        -------  ------ ------
                                                        (Net income (loss) in
                                                             thousands)
   Net income (loss) as reported....................... $(4,872) $1,154 $1,193
   Net income (loss) pro forma......................... $(5,063) $  911 $1,068
   Earnings (loss) per common share, basic as
    reported........................................... $ (1.35) $ 0.32 $ 0.45
   Earnings (loss) per common share, basic pro forma... $ (1.41) $ 0.26 $ 0.40
   Earnings (loss) per common share, diluted as
    reported........................................... $ (1.35) $ 0.32 $ 0.43
   Earnings (loss) per common share, diluted pro
    forma.............................................. $ (1.41) $ 0.25 $ 0.39

  The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

                                                       2000     1999     1998
                                                      -------  -------  -------
   Risk-free interest rate...........................    6.50%    6.00%    5.50%
   Expected life..................................... 5 years  5 years  5 years
   Expected dividend yield...........................       0%       0%       0%
   Volatility........................................      92%      84%     126%

                               COST-U-LESS, INC.

  The weighted average fair values of options granted in 2000, 1999, and 1998 were $1.18, $2.63 and $5.18, respectively.

 Warrants

  In 1991, the Company issued 29,518 warrants to an officer. The warrants grant the holder the right to purchase 29,518 shares of the Company's common stock at a per-share price of $2.37. The warrants are currently exercisable and expire in March 2001.

 Common Stock Reserved

  Common stock reserved for future issuance at December 31, 2000 is as follows:

            Stock options......................   785,885
            Warrants...........................   306,518
                                                ---------
                                                1,092,403
                                                =========

  On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company's common stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the Company's common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time. As of December 31, 2000, no rights have become exercisable.

  The following table sets forth the computation of basic and diluted earnings
(loss) per common share (dollars in thousands):

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Numerator:
     Net income (loss)..................  $  (4,872)   $   1,154    $   1,193
   Denominator:
     Denominator for basic earnings per
      share--weighted
       Average shares...................  3,599,374    3,557,789    2,664,192
   Effect of dilutive common equivalent
    shares:
     Stock options and warrants.........          0       60,404       94,747
     Denominator for diluted earnings
      per share--adjusted weighted
      average shares and assumed
      conversion of stock options and
      warrants..........................  3,599,374    3,618,193    2,758,939
   Basic earnings (loss) per common
    share...............................  $   (1.35)   $    0.32    $    0.45
   Diluted earnings (loss) per common
    share...............................  $   (1.35)   $    0.32    $    0.43

  Common stock equivalents have been excluded from the dilutive calculation for the fiscal year ended December 31, 2000, as their impact would be anti-dilutive.

                               COST-U-LESS, INC.

8.Geographic Information

  Geographic information pertaining to the Company's one reporting segment is as follows:

                                                                      Long-lived
                                                              Sales     Assets
                                                             -------- ----------
                                                               (in thousands)
2000
  United States............................................. $ 45,073  $ 4,452
  U.S. Territories and foreign countries....................  141,226   13,772
                                                             --------  -------
                                                             $186,299  $18,224
                                                             ========  =======
1999
  United States............................................. $ 38,872  $ 3,817
  U.S. Territories and foreign countries....................  128,207   13,787
                                                             --------  -------
                                                             $167,079  $17,604
                                                             ========  =======
1998
  United States............................................. $ 30,798  $ 3,857
  U.S. Territories and foreign countries....................  103,063    9,671
                                                             --------  -------
                                                             $133,861  $13,528
                                                             ========  =======

9.Store Closures

  In June 2000, the Company exited New Zealand market, where it had previously opened two stores in November and December of 1999. In conjunction with the decision to exit the New Zealand Market, the Company incurred $3,372,000 in expenses associated with lease buyouts, fixed asset write-downs, legal expenses, severance payments and other costs typically incurred during the course of a store closure.
  In December 2000, the Company favorably settled one of the two building lease agreements as well as the settlement of other store closure related activity, the impact of which resulted in the Company recovering $755,000 of previously accrued closure expenses.

  Also in December 2000, the Company decided to close its Nadi, Fiji store effective February 2001. In conjunction with the decision to close the store, the Company accrued $735,000 in expenses associated with fixed asset write-downs, lease buyouts, and other costs typically incurred during the course of a store closure.

  The following represents the costs charged to expense related to store closures during 2000 as well as those that remained in existence at December 31, 2000 (in thousands):

                                                                    December 31,
                                                                        2000
                                                                    ------------
   Accrued store closure reserve at beginning of year..............    $  --
   New Zealand store closures accrual in June 2000.................     3,372
   Accrual recovery related to the New Zealand store closure.......      (755)
   Fiji store closure accrual in December 2000.....................       735
                                                                       ------
   Total...........................................................     3,352
   Store closure expenses paid during year.........................     1,854
                                                                       ------
   Accrued store closure reserve at end of year....................    $1,498
                                                                       ======

  Of the $3,352,000 of store closure expenses incurred during the year, $1,854,000 had been paid as of December 31, 2000, with the remaining $1,498,000 to be paid in Fiscal 2001.

                               COST-U-LESS, INC.

  Total revenues and store operating losses contributed by the three stores closed, or to be closed, were as follows (in thousands):

                                                            2000   1999   1998
                                                           ------ ------ ------
   Total revenues......................................... $6,984 $4,202 $1,466
                                                           ====== ====== ======
   Store operating losses................................. $2,250 $1,005 $  250
                                                           ====== ====== ======

  Additional expenses (primarily severance costs) associated with the closure of the Nadi store will be recorded in the first quarter of Fiscal 2001. Management believes these additional costs will not have a material impact on the Company's first quarter 2001 results.

10.Lease Commitments

  The Company has entered into operating leases for its retail and administrative office locations. The leases range from 3 to 15 years and include renewal options. The Company is required to pay a base rent, plus insurance, taxes, and maintenance. A summary of the Company's future minimum lease obligations under leases with initial or remaining terms of one year or more is as follows (in thousands):

            2001................................. $ 4,752
            2002.................................   4,501
            2003.................................   4,300
            2004.................................   3,930
            2005.................................   3,348
            Thereafter...........................  14,511
                                                  -------
                                                  $35,342
                                                  =======

  Rent expense under operating leases for the fiscal years ended December 31, 2000, December 26, 1999, and December 27, 1998 totaled $5,410,000, $4,342,000 and $3,702,000, respectively.

11. Employee Benefit Plans

  The Company maintains a 40l(k) profit-sharing plan covering all eligible employees over the age of 18 with at least six months of service. Participating employees may elect to defer and contribute up to 15% of their compensation to the plan, subject to annual limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 25%. The Company's matching contributions to the plan approximated $114,000 $90,000 and $87,000, in fiscal 2000, 1999, and 1998, respectively.

  During 2000, the Company changed its Manager Bonus Program to one under which managers are paid an annual bonus based on store and departmental profitability targets. Prior to 2000, the Company's Manager Bonus Program was based on the net income of the Company. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under these programs totaled $184,000, $284,000 and $257,000 for fiscal 2000, 1999 and
1998, respectively.

                               COST-U-LESS, INC.

12. Quarterly Financial Data (Unaudited)

  The following is a summary of the Company's unaudited quarterly results of operations:

                                                                   Earnings
                                  Store                           (Loss) Per
                                  Weeks                  Net     Common Share
                                    in     Net   Gross  Income  ---------------
                                  Period  Sales  Profit (Loss)  Basic   Diluted
                                  ------ ------- ------ ------  ------  -------
                                  (in thousands, except store weeks and per-
                                                  share data)
Fiscal 2000 (1)
First quarter....................  169   $44,272 $6,656 $ (748) $(0.21) $(0.21)
Second quarter (2)...............  157    44,402  6,276 (5,057)  (1.40)  (1.40)
Third quarter....................  156    45,238  7,362    396    0.11    0.11
Fourth quarter...................  168    52,387  8,056    537    0.15    0.15

Fiscal 1999 (1)
First quarter....................  134   $37,987 $6,387 $  276  $ 0.08  $ 0.08
Second quarter...................  143    41,227  6,868    477    0.13    0.13
Third quarter....................  143    41,221  6,783    319    0.09    0.09
Fourth quarter...................  151    46,644  7,357     82    0.02    0.02

--------
(1) Fiscal 2000 was a 53-week year. Fiscal 1999 was a 52-week year. The Company's fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.
(2) The net loss in second quarter 2000 was due to the accrual for store closure costs of $3,372,000 related to the June 2000 closure of the Company's two New Zealand stores and continued operating losses at such stores.

                               COST-U-LESS, INC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10. Executive Officers and Directors of the Registrant

  Information called for by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 8, 2001, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, the Company's fiscal year end.

Item 11. Executive Compensation

  Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 8, 2001 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, the Company's fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 8, 2001 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, the Company's fiscal year end.

Item 13. Certain Relationships and Related Transactions

  Information called for by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 8, 2001 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, the Company's fiscal year end.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a) Documents filed as part of this Report:

    (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8, beginning on p. 20 of this Report.

    (2) Financial Statement Schedules--Schedule II Valuation and Qualifying Accounts.

  The independent auditors' report with respect to the financial statement schedules appears on page 21 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

    (3) Exhibits

  Exhibit
    No.                                 Description
  -------                               -----------
  3.1*      Restated Articles of Incorporation of Cost-U-Less, Inc.
  3.2*      Amended and Restated Bylaws of Cost-U-Less, Inc.
 10.1*      1998 Stock Incentive Compensation Plan
 10.2*      Amended and Restated 1989 Stock Option Plan
 10.3*      Form of Director Stock Option Agreement (Vesting)
 10.4*      Form of Director Stock Option Agreement (Nonvesting)
 10.5*      Common Stock Purchase Warrant between the Company and Michael J.
            Rose
 10.6+      Business Loan Agreement between Bank of America, N.A. and the
            Company, dated September 15, 2000
 10.7+      Promissory Note between Bank of America N.A. and the Company, dated
            August 1, 2001
 10.8*      Construction/Permanent Loan Agreement by and among CULUSVI, Inc., the Company and Banco Popular de Puerto Rico, dated November 6,
            1997
 10.9*      Lease Agreement between Westmall Limited and the Company, effective
            March 1, 1998
 10.10**    Lease Agreement between Fiji Public Service Association and the
            Company, dated June 4, 1998
 10.11*     Lease Agreement between Baroud Real Estate Development N.V. and the
            Company, dated April 3, 1998
 10.12*     Ground Lease between Market Square East, Inc. and the Company, dated October 20, 1997
 10.13*     Sublease Agreement between Tamuning Capital Investment, Inc. and the Company dated July 15, 1994
 10.14*     Lease Agreement between Ottoville Development Company and the
            Company, dated March 9, 1994
 10.15*     Lease Agreement between Inmostrat Corporation and the Company, dated August 1993
 10.16*     Lease Agreement between Hassan Rahman and the Company, dated July
            30, 1993
 10.17*     Industrial Real Estate Lease (Single-Tenant Facility) between Hilo
            Partners and the Company, Dated September 1, 1991
 10.18*     Indenture of Lease between Kai Pacific Limited and the Company, dated August 30, 1991
 10.19*     Lease Agreement between Tonko Reyes, Inc. and the Company, dated
            July 1991
 10.20****  Purchase Agreement between Kula Fund and the Company, dated July
            28, 1998
 10.21****  Common Stock Purchase Warrant between Kula Fund and the Company, dated July 28, 1998
 10.22***   Rights Agreement dated March 15, 1999 between the Company and
            ChaseMellon Shareholder Services, L.L.C., as rights agent
 10.23****  Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten)
            and the Company, dated February 19, 1999
 10.24***** Sublease Agreement between New Breed Distribution Corp. of
            California, Inc. and the Company Dated November 1, 1999.

  Exhibit
    No.                                Description
  -------                              -----------
 10.25***** Lease Agreement between AMB Property, L.P., and the Company dated
            December 2, 1999.
 10.26+     Lease Agreement between BDC Preston Properties One Limited
            Partnership and the Company dated April 27, 2000.
 23.1+      Consent of Ernst & Young LLP, Independent Auditors
 24.1       Power of Attorney (See page 42)

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-52459).
** Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 2, 1998.
*** Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 15, 1999.
**** Incorporated by reference to the Company's Annual Report on Form 10-K dated March 26, 1999.
***** Incorporated by reference to the Company's Annual Report on Form 10-K dated March 27, 2000, as amended on April 5, 2000.
+     Filed herewith

  (b) Reports on Form 8-K:

    On December 22, 2000, the Company filed a report on Form 8-K with regards to the resignation of Michael J. Rose from the Board of Directors of the Company, effective December 15, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COST-U-LESS, INC.

Date: March 28, 2001
                                                  /s/ J. Jeffrey Meder
                                          By: _________________________________
                                                      J. Jeffrey Meder
                                               President and Chief Executive
                                                          Officer

  Each person whose individual signature appears below hereby authorizes and appoints J. Jeffrey Meder and Martin P. Moore, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 28th day of March, 2001.

              Signature                                 Title
              ---------                                 -----

        /s/ David A. Enger              Chairman of the Board
______________________________________
            David A. Enger

       /s/ J. Jeffrey Meder             President and Chief Executive Officer
______________________________________   (Principal Executive Officer)
           J. Jeffrey Meder

       /s/ Martin P. Moore              Vice President, Chief Financial
______________________________________   Officer, Secretary and Treasurer
           Martin P. Moore               (Principal Financial and Accounting
                                         Officer)

       /s/ Wayne V. Keener              Director
______________________________________
           Wayne V. Keener

       /s/ Gary W. Nettles              Director
______________________________________
           Gary W. Nettles

       /s/ George C. Textor             Director
______________________________________
           George C. Textor

                                                                     SCHEDULE II

                               COST-U-LESS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at                      Balance
                                       Beginning               (1)      at End
             Description                of Year   Additions Deductions of Year
             -----------               ---------- --------- ---------- --------
Year Ended December 31, 2000
Reserves and allowances deducted from
 asset accounts:
Allowance for doubtful accounts......   $150,000  $205,000   $101,000  $254,000

Year Ended December 26, 1999
Reserves and allowances deducted from
 asset accounts:
Allowance for doubtful accounts......   $143,000  $ 93,000   $ 86,000  $150,000

Year Ended December 27, 1998:
Reserves and allowances deducted from
 asset accounts:
Allowance for doubtful accounts......   $ 25,000  $127,000   $  9,000  $143,000

--------
(1) Uncollectible accounts written off, net of recoveries.