Form 10-Q
period 2001-04-01
COST U LESS INC
filed 2001-05-16
CIK 851368

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

                                      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _________  TO  ___________

                       COMMISSION FILE NUMBER   0-24543

                               COST-U-LESS, INC.
            (Exact name of registrant as specified in its charter)

                  Washington                                                91-1615590
(State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                 organization)

                   8160 304th Avenue S.E., Bldg. 3, Suite A
                          PRESTON, WASHINGTON 98050
              (Address of principal executive office) (Zip Code)

                                (425) 222-5022
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO.

The registrant had 3,606,376 common shares, par value $0.001, outstanding at May 11, 2001.

                               COST-U-LESS, INC.

                              INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION
      Item 1.      Financial Statements (Unaudited)
                   Condensed Consolidated Statements of  Operations.....................      3
                   Condensed Consolidated Balance Sheets................................      4
                   Condensed Consolidated Statements of Shareholders' Equity............      5
                   Condensed Consolidated Statements of Cash Flows......................      6
                   Notes to Condensed Consolidated Financial Statements.................      7

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.................................................     9

PART II.  OTHER INFORMATION

      Item 6.      Exhibits and Reports on Form 8-K.....................................     11

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                               COST-U-LESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                  (Unaudited)

                                                                         13 Weeks Ended
                                                                  ----------------------------
                                                                   April 1,          March 26,
                                                                     2001              2000
                                                                  ----------        ----------
Net sales.................................................        $   43,978        $   44,272
Merchandise costs.........................................            36,887            37,616
                                                                  ----------        ----------
Gross profit..............................................             7,091             6,656

Operating expenses:
  Store...................................................             5,236             5,292
  General and administrative..............................             1,440             1,587
  Store openings..........................................                23               133
  Store closings..........................................                (3)                0
                                                                  ----------        ----------
Total operating expenses..................................             6,696             7,012
                                                                  ----------        ----------

Operating income (loss)...................................               395              (356)

Other income (expense):
  Interest expense, net...................................              (171)             (137)
  Other...................................................                 2               (35)
                                                                  ----------        ----------
Income (loss) before income taxes.........................               226              (528)

Income tax provision......................................               110               220
                                                                  ----------        ----------
Net income (loss).........................................        $      116        $     (748)
                                                                  ==========        ==========

Earnings (loss) per common share:
  Basic...................................................        $     0.03        $    (0.21)
                                                                  ==========        ==========
  Diluted.................................................        $     0.03        $    (0.21)
                                                                  ==========        ==========

Weighted average common shares outstanding, basic.........         3,606,376         3,577,186
                                                                  ==========        ==========
Weighted average common shares outstanding, diluted.......         3,608,014         3,577,186
                                                                  ==========        ==========

   The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                               COST-U-LESS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                              April 1,     December 31,
                                                                2001           2000
                                                              --------     ------------
                           ASSETS                                   (Unaudited)
                           ------
Current assets:
  Cash and cash equivalents............................         $ 1,637        $ 2,525
  Receivables, net.....................................           1,228          2,171
  Inventories, net.....................................          21,157         18,001
  Other current assets.................................           1,372            890
                                                                -------        -------
     Total current assets..............................          25,394         23,587

Property and equipment, net............................          16,757         16,961
Deposits and other assets..............................           1,056          1,263
                                                                -------        -------

     Total assets......................................         $43,207        $41,811
                                                                =======        =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Line of credit.......................................         $ 3,593        $ 2,700
  Accounts payable.....................................          16,726         15,504
  Accrued expenses and other liabilities...............           2,588          3,115
  Accrued store closure reserve........................           1,213          1,498
  Current portion of long-term debt....................             267            267
                                                                -------        -------
     Total current liabilities.........................          24,387         23,084

Deferred rent..........................................             500            495
Long-term debt, less current portion...................           3,277          3,344
                                                                -------        -------
     Total liabilities.................................          28,164         26,923

Shareholders' equity:                                            15,043         14,888

     Total liabilities and shareholders' equity........         $43,207        $41,811
                                                                =======        =======

  The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                               COST-U-LESS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                  (Unaudited)

                                                                                             Accumulated
                                                       Common       Common                      Other
                                                       Stock--     Stock--     Retained     Comprehensive
                                                       Shares       Amount     Earnings          Loss          Total
                                                      ---------    --------    ---------    --------------    --------
Balance at December 26, 1999.....................     3,576,858     $12,422      $8,512           $  (269)    $20,665
  Net loss.......................................            --          --        (748)               --        (748)
  Foreign currency translation adjustments.......            --          --          --              (255)       (255)
                                                                                                              -------
      Comprehensive loss.........................                                                              (1,003)
                                                                                                              -------

  Exercise of common stock options...............        29,518          24          --                --          24
                                                      ---------     -------      ------           -------     -------
Balance at March 26, 2000........................     3,606,376     $12,446      $7,764           $  (524)    $19,686
                                                      =========     =======      ======           =======     =======

Balance at December 31, 2000.....................     3,606,376     $12,446      $3,640           $(1,198)    $14,888
  Net earnings...................................            --          --         116                --         116
  Foreign currency translation adjustments.......            --          --          --                39          39
                                                                                                              -------
      Comprehensive earnings.....................                                                                 155
                                                                                                              -------

                                                      ---------     -------      ------           -------     -------
Balance at April 1, 2001.........................     3,606,376     $12,446      $3,756           $(1,159)    $15,043
                                                      =========     =======      ======           =======     =======

   The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                               COST-U-LESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                  (Unaudited)

                                                                             April 1,      March 26,
                                                                               2001          2000
                                                                            ---------      ---------
OPERATING ACTIVITIES:
  Net income (loss)....................................................       $   116        $  (748)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization.....................................           471            461
     Deferred tax provision............................................            50             34
  Cash used by changes in operating assets and
    liabilities:
     Receivables.......................................................           943            815
     Inventories.......................................................        (3,157)        (1,226)
     Other current assets..............................................          (532)          (712)
     Deposits and other assets.........................................           207             95
     Accounts payable..................................................         1,222             56
     Accrued expenses and other liabilities............................          (526)           747
     Accrued store closure reserve.....................................          (285)             0
     Deferred rent.....................................................             5             27
                                                                              -------        -------
        Net cash used by operating activities..........................        (1,486)          (451)

INVESTING ACTIVITY:
  Cash used to purchase property and equipment.........................          (267)        (1,296)

FINANCING ACTIVITIES:
  Net borrowings under line of credit..................................           893          1,433
  Proceeds from long-term debt.........................................             0            593
  Principal payments on long-term debt.................................           (67)          (165)
  Payments on capital lease obligations................................             0           (117)
  Net proceeds from sale of common stock...............................             0             24
                                                                              -------        -------
        Net cash provided by financing activities......................           826          1,768

  Foreign currency translation adjustments.............................            39           (255)
                                                                              -------        -------

Net decrease in cash and cash equivalents..............................          (888)          (234)

Cash and cash equivalents:
  Beginning of period..................................................         2,525          2,929
                                                                              -------        -------
  End of period........................................................       $ 1,637        $ 2,695
                                                                              =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest..........................................................       $   187        $   111
     Income taxes......................................................       $    62        $     0

   The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                              COST-U-LESS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Summary of Significant Accounting Policies

 Nature of Business

  Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At April 1, 2001, the Company operated eleven stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa and the Republic of Fiji (Fiji). In the second quarter of fiscal 2000, the Company closed its two New Zealand stores. In February 2001, the Company closed its Nadi, Fiji store. The Company continues to operate its other store in Fiji, located in the city of Suva.

 Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks ended April 1, 2001, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's 10-K filed with the SEC on April 2, 2001.

 Fiscal Year

  The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2001 is a 52-week year ending on December 30, 2001. Fiscal 2000 was a 53-week year, which ended on December 31, 2000.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji and New Zealand. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Foreign Currency Translations

  The U.S. dollar is the functional currency for all locations, except for Fiji, New Zealand, and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales, costs, and expenses are translated monthly at the average exchange rate prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as accumulated other comprehensive income (loss), a component of Shareholders Equity. Realized and unrealized gains on foreign currency transactions are included in other income (expense).

 Comprehensive Income

  Comprehensive income includes net income and other comprehensive income, which refers to the effect of foreign currency translation adjustments. The Company's comprehensive income is reported in the consolidated statement of shareholders' equity.

                               COST-U-LESS, INC.

                                  (Unaudited)

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

 New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138, which establishes standards for recognition, measurement, and reporting of derivatives and hedging activities. This SFAS is effective for the Company beginning January 1, 2001. The Company's adoption of this new accounting standard on January 1, 2001 did not have a material impact on the Company's financial condition or results of operations, as the Company does not have derivatives nor does it participate in hedging activities.

2.   Earnings Per Share

  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share are computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period.

  The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except share and per share data):

                                                                                       13 Weeks Ended
                                                                                 ----------------------------
                                                                                  April 1,         March 26,
                                                                                    2001              2000
                                                                                 ----------        ----------
  Numerator:
     Net income (loss).................................................          $      116        $     (748)
  Denominator:
     Denominator for basic earnings per share--weighted
       average shares..................................................           3,606,376         3,577,186
  Effect of dilutive common equivalent shares:
     Stock options and warrants........................................               1,638                 0
     Denominator for diluted earnings per share--adjusted
       weighted average shares and assumed conversion of
       stock options and warrants......................................           3,608,014         3,577,186
  Basic earnings (loss) per common share...............................          $     0.03        $    (0.21)
  Diluted earnings (loss) per common share.............................          $     0.03        $    (0.21)

  Common stock equivalents have been excluded from the dilutive calculation for the quarter ended March 26, 2000, as their impact would be anti-dilutive.

3.   Taxes

   The Company's effective tax rate is higher than the expected federal statutory rate because no taxes or tax benefits were provided on foreign losses, as the Company has no assurance that it will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

  This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto appearing in Item I of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements, which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect the Company's actual results include, but are not limited to: (i) transportation difficulties; (ii) isolation of store operations from corporate management; (iii) weather and other risks associated with island operations, (iv) dependence on, and uncertainties associated with, expansion outside the U.S.; (v) dependence on key personnel and local managers;
(vi) reliance on information and communication systems provided by third-party vendors; (vii) risks associated with significant growth; (viii) risks associated with a small store base; (ix) ability to maintain existing credit and obtain additional credit; (x) ability to utilize tax benefits; and (xi) competition. More information about factors that could affect the Company's financial results is included in the "Important Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Company's 10-K for the year ended December 31, 2000 and filed on April 2, 2001 with the Securities Exchange Commission.

Overview

   During the first quarter ended April 1, 2001, the Company operated twelve retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (2); Netherlands Antilles (2) and California (1). In January 2001, the Company announced that it intended to close one of its two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of its store in Nadi, which was closed in February 2001. The Company's remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji.

   The Company's stores are patterned after the warehouse club concept, although the stores (i) are smaller (averaging approximately 30,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly foreign island countries (and U.S. Territories and U.S. island states), where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee. Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to the additional holiday sales.

Results of Operations

   The Company reported net income of $116,000 for the first quarter ending April 1, 2001, compared to a net loss of ($748,000) for the same period in fiscal 2000. The improvement in net income was primarily due to action taken by the Company's management to close its unprofitable New Zealand stores in the second quarter of 2000, combined with the positive operating results of the St. Maarten store that was opened during the second quarter of 2000.

 Comparison of the 13 Weeks Ended April 1, 2001 to the 13 Weeks Ended March 26, 2000

   Net Sales: Net sales of $44.0 million for the first quarter of fiscal 2001 were relatively flat compared to net sales of $44.3 million for the first quarter of fiscal 2000. Comparable-store sales (stores open for a full 13 months) declined 4.6%, primarily due to deteriorating economies in Guam, Samoa and Curacao. Sales from the Company's St. Maarten store that opened in June of 2000, primarily offset the impact of the loss of sales from the two New Zealand stores that were closed in June 2000.

   Gross Profit: Gross profit improved to 16.1% of sales for the first quarter of fiscal 2001, from 15.0% in the first quarter of fiscal 2000. The increase in gross profit is a result of improvements in the Company's merchandising strategy and the elimination of the low margin sales in the New Zealand stores.

   Store expenses: Store expenses of $5.2 million for the first quarter of fiscal 2001 were relatively flat compared to expenses of $5.3 million for the first quarter of fiscal 2000. As a percentage of sales, store expenses decreased to 11.9% of sales for the first quarter of fiscal 2001 compared to 12.0% for same period in the prior year. This improvement was primarily due to the elimination of fixed store expenses on low sales volume in the New Zealand stores.

   General and administrative expenses: General and administrative expenses for the first quarter of fiscal 2001 decreased 9.3% to $1.4 million from $1.6 million for the first quarter of fiscal 2000. General and administrative expenses were 3.3% of sales in the first quarter of fiscal 2001 as compared to 3.6% in the same period in the prior year. The improvement was primarily due to the closure of the Company's buying office in Auckland, New Zealand in June 2000.

   Store opening expenses: Store opening expenses were $23,000 in the first quarter of fiscal 2001 compared to $133,000 in the first quarter of fiscal 2000. Store opening expenses in the first quarter of fiscal 2001 relate to costs associated with the evaluation of potential new store locations. Store opening expenses in the first quarter of fiscal 2000 were primarily related to the St. Maarten store, which opened in June 2000.

    Store closing expenses: The store closing expenses are associated with the February 2001 closure of the Company's store in Nadi, Fiji.

    Interest expense, net: Interest expense, net increased to $171,000 in the first quarter of fiscal 2001 compared to $137,000 in the first quarter of fiscal 2000, due primarily to additional borrowings incurred during the second quarter of fiscal 2000 resulting from the construction of the new St. Maarten store.

   Other income (expense): Other income (expense) in both the first quarter of fiscal 2001 and fiscal 2000, is primarily attributable to gains and losses on foreign currency transactions.

   Income tax provision: The tax provisions for the first quarter of 2001 and 2000, represent taxes associated with income generated in the U.S. and U.S. Territories. The Company's effective tax rate is higher than the expected federal statutory rate because no taxes or tax benefits were provided on foreign losses, as the Company has no assurance that it will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

   Net income (loss): Net income was $116,000, or $0.03 per share, for the first quarter of fiscal 2001 compared to a net loss for the first quarter of fiscal 2000 of ($748,000), or ($0.21) per share. Weighted average diluted common shares outstanding were 3,608,014 for first quarter of 2001 as compared to 3,577,186 in the same period in the prior year.

Liquidity and Capital Resources

   The Company has financed its operations with proceeds raised from its initial public offering and concurrent private placement, various credit facilities, and internally generated funds.

   Net cash used by operations was $1.5 million for the first quarter of fiscal 2001 as compared to $0.5 million in the first quarter of fiscal 2000. The increase in cash used by operations in the first quarter of fiscal 2001, as compared to the same period in the prior year, was primarily due to the replenishment of inventory stock levels during the first quarter of fiscal 2001. The stronger than expected sales at the end of December 2000, resulted in low inventory levels at yearend.

   Net cash used in investing activities was $0.3 million for the first quarter of fiscal 2001 as compared to $1.3 million in the first quarter of fiscal 2000. The investment activities in the first quarter of fiscal 2000 consisted primarily of the construction of the new store in St. Maarten. The Company has no plans to open new stores during fiscal 2001, but is in the process of analyzing opportunities for new stores in the future.

   Net cash provided by financing activities was $0.8 million for the first quarter of fiscal 2001 as compared to $1.8 million in the first quarter of fiscal 2000. In the first quarter of fiscal 2001, cash was provided by increased borrowings under the Company's line of credit and was utilized to finance the replenishment of inventory levels. In the first quarter of fiscal 2000, cash was primarily provided by increased borrowings under the Company's line of credit and draws on the long-term loan for the construction of the St. Maarten store.

   On September 15, 2000, the Company extended the term of its $8.0 million line of credit with a financial institution to August 1, 2001. Of the $8.0 million line of credit, $1.1 million is utilized for standby letters of credit, leaving $6.9 million available for operations. At April 1, 2001, the Company had $3.6 million in borrowings outstanding on its line of credit. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (8.0% at April 1, 2001), or at LIBOR plus 1.75% (7.9% at April 1, 2001). Collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit. The Company believes it is currently in compliance with all such covenants.

   The Company believes that amounts available under its various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund the Company operations through the next 12 months. However, certain risks exist that could cause the Company's cash requirements to exceed what is currently available under its existing credit facilities. The Company intends to extend the term of its existing line of credit beyond August 1, 2001. There can be no assurance that the Company will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to the Company.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended April 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COST-U-LESS, INC.
                                       (Registrant)


Date    May 15, 2001                   /s/  J. Jeffrey Meder
     ---------------------             ----------------------------------
                                       J. Jeffrey Meder
                                       President and
                                       Chief Executive Officer


Date    May 15, 2001                   /s/ Martin P. Moore
     ---------------------             ----------------------------------
                                       Martin P. Moore
                                       Chief Financial Officer