Form 10-Q
period 2001-07-01
COST U LESS INC
filed 2001-08-14
CIK 851368

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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

The registrant had 3,606,376 common shares, par value $0.001, outstanding at August 13, 2001.

                               COST-U-LESS, INC.

                              INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

                    Condensed Consolidated Statements of  Operations .......................   3

                    Condensed Consolidated Balance Sheets ..................................   4

                    Condensed Consolidated Statements of Shareholders' Equity ..............   5

                    Condensed Consolidated Statements of Cash Flows ........................   6

                    Notes to Condensed Consolidated Financial Statements ...................   7

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...................................................   9

PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders ....................  11

          Item 6.   Exhibits and Reports on Form 8-K .......................................  11

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)



                               COST-U-LESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                  (Unaudited)

                                                                        13 Weeks Ended                    26 Weeks Ended
                                                                 ---------------------------        ---------------------------
                                                                   July 1,         June 25,           July 1,         June 25,
                                                                    2001             2000              2001             2000
                                                                 ----------       ----------        ----------       ----------
Net sales  ..................................................    $   44,384       $   44,402        $   88,361       $   88,674
Merchandise costs  ..........................................        37,388           38,126            74,274           75,742
                                                                 ----------       ----------        ----------       ----------
Gross profit  ...............................................         6,996            6,276            14,087           12,932

Operating expenses:
  Store  ....................................................         5,220            5,292            10,456           10,585
  General and administrative  ...............................         1,432            2,274             2,872            3,861
  Store openings  ...........................................            10              437                34              570
  Store closings  ...........................................             0            3,372                (3)           3,372
                                                                 ----------       ----------        ----------       ----------
Total operating expenses  ...................................         6,662           11,375            13,359           18,388
                                                                 ----------       ----------        ----------       ----------

Operating income (loss)  ....................................           334           (5,099)              728           (5,456)

Other income (expense):
  Interest expense, net  ....................................          (169)            (153)             (340)            (289)
  Other  ....................................................           (24)             (25)              (21)             (60)
                                                                 ----------       ----------        ----------       ----------
Income (loss) before income taxes  ..........................           141           (5,277)              367           (5,805)

Income tax provision (benefit)  .............................            75             (220)              185                0
                                                                 ----------       ----------        ----------       ----------
Net income (loss)  ..........................................    $       66       $   (5,057)       $      182       $   (5,805)
                                                                 ==========       ==========        ==========       ==========

Earnings (loss) per common share:
  Basic  ....................................................    $     0.02       $    (1.40)       $     0.05       $    (1.61)
                                                                 ==========       ==========        ==========       ==========
  Diluted  ..................................................    $     0.02       $    (1.40)       $     0.05       $    (1.61)
                                                                 ==========       ==========        ==========       ==========

Weighted average common shares outstanding, basic  ..........     3,606,376        3,606,376         3,606,376        3,591,781
                                                                 ==========       ==========        ==========       ==========
Weighted average common shares outstanding, diluted  ........     3,616,564        3,606,376         3,611,942        3,591,781
                                                                 ==========       ==========        ==========       ==========

  The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                               COST-U-LESS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                 July 1,    December 31,
                                                                                  2001          2000
                                                                              ----------    -----------
                                                                              (Unaudited)
                                                ASSETS
                                                ------
Current assets:
  Cash and cash equivalents  .............................................       $ 2,014        $ 2,525
  Receivables, net  ......................................................         1,714          2,171
  Inventories, net  ......................................................        18,368         18,001
  Other current assets  ..................................................         1,271            890
                                                                              ----------    -----------
     Total current assets  ...............................................        23,367         23,587

Property and equipment, net  .............................................        16,368         16,961
Deposits and other assets  ...............................................         1,044          1,263
                                                                              ----------    -----------

     Total assets  .......................................................       $40,779        $41,811
                                                                              ==========    ===========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

Current liabilities:
  Line of credit  ........................................................       $ 4,095        $ 2,700
  Accounts payable  ......................................................        14,045         15,504
  Accrued expenses and other liabilities  ................................         2,567          3,115
  Accrued store closure reserve  .........................................         1,035          1,498
  Current portion of long-term debt  .....................................           267            267
                                                                              ----------    -----------
     Total current liabilities  ..........................................        22,009         23,084

Deferred rent  ...........................................................           505            495
Long-term debt, less current portion  ....................................         3,210          3,344
                                                                              ----------    -----------
     Total liabilities  ..................................................        25,724         26,923

Shareholders' equity  ....................................................        15,055         14,888

     Total liabilities and shareholders' equity  .........................       $40,779        $41,811
                                                                              ==========    ===========

  The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                               COST-U-LESS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                  (Unaudited)

                                                                                                Accumulated
                                                                Common     Common                  Other
                                                                Stock--    Stock--  Retained   Comprehensive
                                                                Shares     Amount   Earnings        Loss        Total
                                                               ---------  --------  ---------  --------------  --------
Balance at December 26, 1999  ..............................   3,576,858   $12,422   $ 8,512         $  (269)  $20,665
  Net loss  ................................................          --        --    (5,805)             --    (5,805)
  Foreign currency translation adjustments  ................          --        --        --            (664)     (664)
                                                                                                               -------
      Comprehensive loss  ..................................                                                    (6,469)
                                                                                                               -------

  Exercise of common stock options  ........................      29,518        24        --              --        24
                                                               ---------   -------   -------         -------   -------
Balance at June 25, 2000  ..................................   3,606,376   $12,446   $ 2,707         $  (933)  $14,220
                                                               =========   =======   =======         =======   =======

Balance at December 31, 2000  ..............................   3,606,376   $12,446   $ 3,640         $(1,198)  $14,888
  Net income  ..............................................          --        --       182              --       182
  Foreign currency translation adjustments  ................          --        --        --             (15)      (15)
                                                                                                               -------
      Comprehensive income  ................................                                                       167
                                                                                                               -------
                                                               ---------   -------   -------         -------   -------
Balance at July 1, 2001  ...................................   3,606,376   $12,446   $ 3,822         $(1,213)  $15,055
                                                               =========   =======   =======         =======   =======

  The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                               COST-U-LESS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                  (Unaudited)

                                                                                         26 Weeks Ended
                                                                                  ----------------------------
                                                                                      July 1,       June 25,
                                                                                       2001           2000
                                                                                  -------------  -------------
OPERATING ACTIVITIES:
  Net income (loss)  ...........................................................        $   182        $(5,805)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization  ............................................            937            888
     Writedown of property and equipment  ......................................              0            989
     Deferred tax provision  ...................................................             50             39
  Cash used by changes in operating assets and
    liabilities:
     Receivables  ..............................................................            457          1,130
     Inventories  ..............................................................           (367)           923
     Other current assets  .....................................................           (431)          (407)
     Deposits and other assets  ................................................            219             64
     Accounts payable  .........................................................         (1,459)        (2,765)
     Accrued expenses and other liabilities  ...................................           (548)         3,362
     Accrued store closure reserve   ...........................................           (463)             0
     Deferred rent  ............................................................             10             45
                                                                                  -------------  -------------
        Net cash used by operating activities  .................................         (1,413)        (1,537)

INVESTING ACTIVITY:
  Cash used to purchase property and equipment  ................................           (344)        (2,493)

FINANCING ACTIVITIES:
  Net borrowings under line of credit  .........................................          1,395          3,695
  Proceeds from long-term debt  ................................................              0          1,093
  Principal payments on long-term debt  ........................................           (134)          (288)
  Payments on capital lease obligations  .......................................              0           (203)
  Net proceeds from sale of common stock  ......................................              0             24
                                                                                  -------------  -------------
        Net cash provided by financing activities  .............................          1,261          4,321

  Foreign currency translation adjustments  ....................................            (15)          (665)
                                                                                  -------------  -------------

Net decrease in cash and cash equivalents  .....................................           (511)          (374)

Cash and cash equivalents:
  Beginning of period  .........................................................          2,525          2,929
                                                                                  -------------  -------------
  End of period  ...............................................................        $ 2,014        $ 2,555
                                                                                  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest  .................................................................        $   362        $   290
     Income taxes  .............................................................        $   338        $   135

  The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                               COST-U-LESS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Summary of Significant Accounting Policies

  Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At July 1, 2001, the Company operated eleven stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam,
American Samoa and the Republic of Fiji (Fiji).    In the second quarter of
fiscal 2000, the Company closed its two New Zealand stores. On June 29, 2000, the Company opened its store in St. Maarten, Netherlands Antilles. In February 2001, the Company closed its Nadi, Fiji store. The Company continues to operate its other store in Fiji, located in the city of Suva.

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks and 26 weeks ended July 1, 2001, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's 10-K filed with the SEC on April 2, 2001.

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

  Segments

     The Company's retail operations are its only reportable segment.

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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

                                                                       13 Weeks Ended          26 Weeks Ended
                                                                  -----------------------  ----------------------
                                                                    July 1,    June 25,      July 1,     June 25,
                                                                     2001        2000         2001         2000
                                                                  ----------  ----------   ----------  ----------
  Numerator:
     Net income (loss)  ........................................  $       66  $   (5,057)  $      182  $   (5,805)
  Denominator:
     Denominator for basic earnings per share--weighted
       average shares  .........................................   3,606,376   3,606,376    3,606,376   3,591,781
  Effect of dilutive common equivalent shares:
     Stock options and warrants  ...............................      10,188           0        5,566           0
     Denominator for diluted earnings per share--adjusted
       weighted average shares and assumed conversion of
       stock options and warrants  .............................   3,616,564   3,606,376    3,611,942   3,591,781
  Basic earnings (loss) per common share  ......................  $     0.02  $    (1.40)  $     0.05  $    (1.61)
  Diluted earnings (loss) per common share  ....................  $     0.02  $    (1.40)  $     0.05  $    (1.61)

  Common stock equivalents have been excluded from the dilutive calculation for the 13 weeks and 26 weeks ended June 25, 2000, as their impact would be anti-dilutive.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

     This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements, which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect the Company's actual results include, but are not limited to: (i) transportation difficulties; (ii) competition; (iii) isolation of store operations from corporate management; (iv) weather and other risks associated with island operations, (v) dependence on, and uncertainties associated with, expansion outside the U.S.; (vi) dependence on key personnel and local managers; (vii) reliance on information and communication systems provided by third-party vendors; (viii) risks associated with significant growth; (ix) risks associated with a small store base; (x) ability to maintain existing credit and obtain additional credit; and (x) ability to utilize tax benefits. More information about factors that could affect the Company's financial results is included in the "Important Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Company's 10-K for the year ended December 31, 2000 and filed on April 2, 2001 with the Securities Exchange Commission.

Overview

     During the 13 weeks ended July 1, 2001, the Company operated eleven retail stores located in: Guam (2); American Samoa (1); Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (1); Netherlands Antilles (2); and California (1). In January 2001, the Company announced that it intended to close one of its two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of its store in Nadi, which was closed in February 2001. The Company's remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji. In June of 2000, the Company exited the New Zealand market where it had operated two
stores.   On June 29, 2000, the Company opened its store in St. Maarten,
Netherlands Antilles.

     The Company's stores are patterned after the warehouse club concept, although the stores (i) are smaller (averaging approximately 30,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly foreign island countries (and U.S. Territories and U.S. island states), where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee. Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

Results of Operations

     The Company reported net income of $66,000 for the 13 weeks ending July 1, 2001, compared to a net loss of ($5,057,000) for the same period in fiscal 2000. The improvement in net income was primarily due to action taken by the Company's management to close its unprofitable New Zealand stores in the second quarter of 2000, combined with the positive operating results of the St. Maarten store that was opened during the third quarter of 2000.

Comparison of the 13 Weeks and 26 Weeks Ended July 1, 2001 to the 13 Weeks and 26 Weeks Ended June 25, 2000

     Net Sales: Net sales of $44.4 million for the 13 weeks ended July 1, 2001 were even with net sales reported in the same period in the prior year. For the 26 weeks ended July 1, 2001, net sales of $88.4 million were in line with the $88.7 million of sales for the same period in the prior year. Comparable-store sales (stores open for a full 13 months) declined 5.0% for the 13 weeks and 4.8% for the 26 weeks ended July 1, 2001, primarily due to deteriorating economies in Guam, Samoa and Curacao, Netherlands Antilles. Comparable-store sales were also impacted by the opening of a membership warehouse club in St. Thomas in May 2001. Sales from the Company's St. Maarten store that opened in June of 2000 more than offset the impact of the loss of sales from the two New Zealand stores that were closed in June 2000 and the Nadi, Fiji store that was closed in February 2001.

     Gross Profit: Gross profit improved to $7.0 million or 15.8% of sales for the 13 weeks ended July 1, 2001, from $6.3 million or 14.1% in the same period in the prior year. Gross profit for the 26 weeks ended July 1, 2001 improved to $14.1 million or 15.9% of sales as compared to $12.9 million or 14.6% in the same period in the prior year. The increase in gross profit in both periods of 2001 was primarily due to the elimination of the low margin sales in the New Zealand stores which resulted from the Company's liquidation of its New Zealand inventory in 2000.

     Store expenses: Store expenses of $5.2 million and $10.5 million for the 13 weeks and 26 weeks ended July 1, 2001, respectively, were relatively flat compared to expenses of $5.3 million and $10.6 million for the 13 and 26 week periods in the prior year. As a percentage of sales, store expenses improved slightly to 11.8% of sales for both the 13 weeks and 26 weeks ended July 1, 2001, compared to 11.9% for same periods in the prior year.

     General and administrative expenses: General and administrative expenses decreased to $1.4 million and $2.9 million for the 13 weeks and 26 weeks ended July 1, 2001, respectively, as compared to $2.3 million and $3.9 million for the 13 and 26 week periods in the prior year. General and administrative expenses were 3.2% of sales for the 13 weeks ended July 1, 2001 compared to 5.1% in the same period in the prior year. General and administrative expenses were 3.3% of sales for the 26 weeks ended July 1, 2001, compared to 4.4% in the same period in the prior year. The improvement in fiscal 2001 was primarily due to the closure of the Company's buying office in Auckland, New Zealand in June 2000. Additionally, the company wrote-off $0.3 million of obsolete equipment in June, 2000.

     Store opening expenses: Store opening expenses were $10,000 and $34,000 for the 13 weeks and 26 weeks ended July 1, 2001, respectively, as compared to $437,000 and $570,000 for the 13 and 26 week periods in the prior year. Store opening expenses in fiscal 2001 related to costs associated with the evaluation of potential new store locations. Store opening expenses in fiscal 2000 were primarily related to the St. Maarten store, which opened early in the third quarter of 2000.

     Store closing expenses: The store closing expenses in fiscal 2001 were associated with the February 2001 closure of the Company's store in Nadi, Fiji. The store closing expenses in fiscal 2000 related to the closing of the New Zealand stores in June 2000.

     Interest expense, net: Interest expense, net increased to $169,000 and $340,000 for the 13 weeks and 26 weeks ended July 1, 2001, respectively, as compared to $153,000 and $289,000 for the 13 and 26 week periods in the prior year, due primarily to additional borrowings incurred during the second quarter of fiscal 2000 resulting from the construction of the new St. Maarten store.

     Other income (expense): Other income (expense) in both fiscal 2001 and fiscal 2000, was primarily attributable to gains and losses on foreign currency transactions.

     Income tax provision: The tax provisions for the 13 weeks and 26 weeks ended July 1, 2001, represent taxes associated with income generated in the U.S. and U.S. Territories. The Company's effective tax rate is higher than the expected federal statutory rate because no taxes or tax benefits were provided on foreign losses, as the Company has no assurance that it will be able to generate an adequate amount of taxable income in the future to utilize such benefits. The tax provisions for the 13 weeks and 26 weeks ended June 25, 2000, reflect no provision on a year-to-date basis as the Company had a U.S. pre-tax loss. The Company did not record a benefit on the pre-tax loss in fiscal 2000, due to the uncertainty of the realization of these benefits.

     Net income (loss): Net income was $66,000, or $0.02 per share, for the 13 weeks ended July 1, 2001, compared to a net loss of ($5,057,000), or ($1.40) per share in the same period in the prior year. Net income was $182,000, or $0.05 per share, for the 26 weeks ended July 1, 2001, compared to a net loss of ($5,805,000), or ($1.61) per share in the same period in the prior year. The losses in fiscal 2000 resulted primarily from the non-recurring charges related to the closure of the two New Zealand stores, New Zealand operating losses and the write-off of obsolete equipment.

Liquidity and Capital Resources

     The Company finances its operations with various credit facilities and internally generated funds.

     Net cash used by operations was $1.4 million for the 26 weeks ended July 1, 2001, as compared to $1.5 million in the same period in the prior year. Cash used by operations in both 2001 and 2000, primarily related to the reduction of accounts payable and other accrued liabilities, partially offset by proceeds received from accounts receivable.

     Net cash used in investing activities was $0.3 million for the 26 weeks ended July 1, 2001, as compared to $2.5 million in the same period in the prior year. The investment activities in fiscal 2000 consisted primarily of the construction of the new store in St. Maarten. The Company has no plans to open new stores during fiscal 2001, but is analyzing opportunities for new stores in the future.

     Net cash provided by financing activities was $1.3 million for the 26 weeks ended July 1, 2001, as compared to $4.3 million in the same period in the prior year. In the 26 weeks ended July 1, 2001, cash was primarily provided by increased borrowings under the Company's line of credit and was primarily utilized to finance the paydown of accrued liabilities and the replenishment of inventory levels. In the 26 weeks ended June 25, 2000, cash was primarily provided by increased borrowings under the Company's line of credit and draws on the long-term loan for the construction of the St. Maarten store.

     On July 31, 2001, the Company extended the term of its $8.0 million line of credit with a financial institution to August 1, 2002. Of the $8.0 million line of credit, $1.1 million is utilized for standby letters of credit, leaving $6.9 million available for operations. At July 1, 2001, the Company had $4.1 million in borrowings outstanding on its line of credit. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (6.75% at July 1, 2001), or at LIBOR plus 1.75% (5.8% at July 1,
2001). Collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit. The Company believes it is currently in compliance with all such covenants.

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


                          PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of Cost-U-Less, Inc.'s shareholders was held on May 8, 2001. The following proposals were submitted to a vote:

     The amendment to, and an increase in, the maximum number of shares that may be issued under the Company's 1998 Stock Incentive Compensation Plan by 500,000 shares, to a total of 1,000,000 shares. This proposal was approved with 1,146,007 shares voting for approval, 700,379 shares voting against approval, and 4,300 shares abstaining.

     The ratification of the appointment of Ernst & Young, LLP as the Company's independent auditors for fiscal year 2001. This proposal was approved with 2,894,689 shares voting for approval, 33,379 shares voting against approval, and 12,315 shares abstaining.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
       No.        Description
     -------      -----------
       3.1        Amendment to the Restated Bylaws of Cost-U-Less, Inc. dated
                  July 24, 2001
      10.1        Amendment dated July 31, 2001 to the Business Loan Agreement between Bank of America, N.A. and the Company, dated September
                  15, 2000 and the Promissory Note between Bank of America N.A.
                  and the Company, dated September 15, 2000.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended July 1, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COST-U-LESS, INC.
                                (Registrant)



Date   August 13, 2001          /s/  J. Jeffrey Meder
       ---------------          ----------------------------
                                J. Jeffrey Meder
                                President and
                                Chief Executive Officer


Date  August 13, 2001           /s/ Martin P. Moore
      ---------------           ----------------------------
                                Martin P. Moore
                                Chief Financial Officer