Form 10-Q
period 2001-09-30
COST U LESS INC
filed 2001-11-14
CIK 851368

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The registrant had 3,606,376 common shares, par value $0.001, outstanding at November 9, 2001.

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statements of Operations ....................   3

               Condensed Consolidated Balance Sheets ..............................   4

               Condensed Consolidated Statements of Shareholders' Equity ..........   5

               Condensed Consolidated Statements of Cash Flows ....................   6

               Notes to Condensed Consolidated Financial Statements ...............   7

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..............................................   9

PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K ...................................  12


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                   (Unaudited)


                                                          13 Weeks Ended               39 Weeks Ended
                                                    --------------------------    --------------------------
                                                     Sept. 30,      Sept. 24,       Sept. 30,      Sept. 24,
                                                       2001            2000           2001            2000
                                                    -----------    -----------    -----------    -----------
Net sales .......................................   $    42,828    $    45,238    $   131,189    $   133,913
Merchandise costs ...............................        35,659         37,876        109,934        113,619
                                                    -----------    -----------    -----------    -----------
Gross profit ....................................         7,169          7,362         21,255         20,294

Operating expenses:
     Store ......................................         5,321          5,420         15,777         16,005
     General and administrative .................         1,382          1,182          4,254          5,043
     Store openings .............................            10             27             44            597
     Store closings .............................             0              0             (3)         3,372
                                                    -----------    -----------    -----------    -----------
Total operating expenses ........................         6,713          6,629         20,072         25,017
                                                    -----------    -----------    -----------    -----------

Operating income (loss) .........................           456            733          1,183         (4,723)

Other expense:
     Interest expense, net ......................          (134)          (210)          (474)          (499)
     Other ......................................           (11)           (22)           (32)           (82)
                                                    -----------    -----------    -----------    -----------
Income (loss) before income taxes ...............           311            501            677         (5,304)

Income tax provision ............................           175            105            360            105
                                                    -----------    -----------    -----------    -----------
Net income (loss) ...............................   $       136    $       396    $       317    $    (5,409)
                                                    ===========    ===========    ===========    ===========
Earnings (loss) per common share:
     Basic ......................................   $      0.04    $      0.11    $      0.09    $     (1.50)
                                                    ===========    ===========    ===========    ===========
     Diluted ....................................   $      0.04    $      0.11    $      0.09    $     (1.50)
                                                    ===========    ===========    ===========    ===========

Weighted average common shares outstanding, basic     3,606,376      3,606,376      3,606,376      3,597,555
                                                    ===========    ===========    ===========    ===========
Weighted average common shares outstanding,
  diluted .......................................     3,614,986      3,609,102      3,612,839      3,597,555
                                                    ===========    ===========    ===========    ===========

         The accompanying Notes to the Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         Sept. 30,  December 31,
                                                            2001        2000
                                                         ---------  -----------
                            ASSETS                      (Unaudited)
                            ------
    Current assets:
         Cash and cash equivalents .....................   $ 2,728      $ 2,525
         Receivables, net ..............................     1,094        2,171
         Inventories, net ..............................    19,966       18,001
         Other current assets ..........................     1,223          890
                                                           -------      -------
              Total current assets .....................    25,011       23,587

    Property and equipment, net ........................    16,019       16,961
    Deposits and other assets ..........................     1,052        1,263
                                                           -------      -------

              Total assets .............................   $42,082      $41,811
                                                           =======      =======

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

    Current liabilities:
         Line of credit ................................   $ 3,500      $ 2,700
         Accounts payable ..............................    16,176       15,504
         Accrued expenses and other liabilities ........     2,379        3,115
         Accrued store closure reserve .................       908        1,498
         Current portion of long-term debt .............       267          267
                                                           -------      -------
              Total current liabilities ................    23,230       23,084

    Deferred rent ......................................       510          495
    Long-term debt, less current portion ...............     3,143        3,344
                                                           -------      -------
              Total liabilities ........................    26,883       26,923

    Shareholders' equity ...............................    15,199       14,888

              Total liabilities and shareholders' equity   $42,082      $41,811
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

                                COST-U-LESS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                   (Unaudited)

                                                                                          Accumulated
                                                   Common       Common                       Other
                                                   Stock--      Stock--      Retained    Comprehensive
                                                   Shares       Amount       Earnings        Loss         Total
                                                ----------    ----------   ----------    ----------    ----------
Balance at December 26, 1999 ................    3,576,858    $   12,422   $    8,512    $     (269)   $   20,665
     Net loss ...............................           --            --       (5,409)           --        (5,409)
     Foreign currency translation
       adjustments ..........................           --            --           --          (647)         (647)
                                                                                                       ----------
         Comprehensive loss .................                                                              (6,056)
                                                                                                       ----------
     Exercise of common stock options .......       29,518            24           --            --            24
                                                ----------    ----------   ----------    ----------    ----------
Balance at September 24, 2000 ...............    3,606,376    $   12,446   $    3,103    $     (916)   $   14,633
                                                ==========    ==========   ==========    ==========    ==========


Balance at December 31, 2000 ................    3,606,376    $   12,446   $    3,640    $   (1,198)   $   14,888
     Net income .............................           --            --          317            --           317
     Foreign currency translation
       adjustments ..........................           --            --           --            (6)           (6)
                                                                                                       ----------
         Comprehensive income ...............                                                                 311
                                                ----------    ----------   ----------    ----------    ----------
Balance at September 30, 2001 ...............    3,606,376    $   12,446   $    3,957    $   (1,204)   $   15,199
                                                ==========    ==========   ==========    ==========    ==========

         The accompanying Notes to the Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                              39 Weeks Ended
                                                                            ------------------
                                                                           Sept. 30,    Sept. 24,
                                                                              2001       2000
                                                                            -------    -------
OPERATING ACTIVITIES:
     Net income (loss) ..................................................   $   317    $(5,409)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization .................................     1,413      1,366
          Writedown of property and equipment ...........................         0        989
          Deferred tax provision ........................................        41         96
     Cash provided (used) by changes in operating assets and
       liabilities:
          Receivables ...................................................       914        902
          Inventories ...................................................    (1,965)      (782)
          Other current assets ..........................................      (374)      (239)
          Deposits and other assets .....................................       211        (44)
          Accounts payable ..............................................       672      2,413
          Accrued expenses and other liabilities ........................      (573)       (23)
          Accrued store closure reserve .................................      (590)     2,315
          Deferred rent .................................................        15         63
                                                                            -------    -------
               Net cash provided by operating activities ................        81      1,647

INVESTING ACTIVITY:
     Cash used to purchase property and equipment .......................      (471)    (3,310)

FINANCING ACTIVITIES:
     Net borrowings under line of credit ................................       800        906
     Proceeds from long-term debt .......................................         0      1,093
     Principal payments on long-term debt ...............................      (201)      (355)
     Payments on capital lease obligations ..............................         0       (540)
     Net proceeds from sale of common stock .............................         0         23
                                                                            -------    -------
               Net cash provided by financing activities ................       599      1,127

     Foreign currency translation adjustments ...........................        (6)      (646)
                                                                            -------    -------

Net increase (decrease) in cash and cash equivalents ....................       203     (1,182)

Cash and cash equivalents:
     Beginning of period ................................................     2,525      2,929
                                                                            -------    -------
     End of period ......................................................   $ 2,728    $ 1,747
                                                                            =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest ......................................................   $   482    $   500
          Income taxes ..................................................   $   371    $   161

         The accompanying Notes to the Condensed Consolidated Financial
              Statements are an integral part of these statements.

                                COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At September 30, 2001, the Company operated eleven stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa and the Republic of Fiji (Fiji). In the second quarter of fiscal 2000, the Company closed its two New Zealand stores. On June 29, 2000, the Company opened a store in St. Maarten, Netherlands Antilles. In February 2001, the Company closed its Nadi, Fiji store. The Company continues to operate its other store in Fiji, located in the city of Suva.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks and 39 weeks ended September 30, 2001, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000, which was filed with the SEC on April 2, 2001.

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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

                                                                  13 Weeks Ended              39 Weeks Ended
                                                            -------------------------   -------------------------
                                                              Sept. 30,    Sept. 24,      Sept. 30,     Sept. 24,
                                                                2001          2000          2001          2000
                                                            -----------   -----------   -----------   -----------
Numerator:
     Net income (loss) ..................................   $       136   $       396   $       317   $    (5,409)
Denominator:
     Denominator for basic earnings per share--weighted
       average shares ...................................     3,606,376     3,606,376     3,606,376     3,597,555
Effect of dilutive common equivalent shares:
     Stock options and warrants .........................         8,610         2,726         6,463             0
     Denominator for diluted earnings per share--adjusted
       weighted average shares and assumed conversion of
       stock options and warrants .......................     3,614,986     3,609,102     3,612,839     3,597,555
Basic earnings (loss) per common share ..................   $      0.04   $      0.11   $      0.09   $     (1.50)
Diluted earnings (loss) per common share ................   $      0.04   $      0.11   $      0.09   $     (1.50)

     Common stock equivalents have been excluded from the dilutive calculation for the 39 weeks ended September 24, 2000, as their impact would be anti-dilutive.

3.   Taxes

     The Company's effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as the Company has no assurance that it will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

     This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements, which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect the Company's actual results include, but are not limited to: (i) transportation difficulties; (ii) competition; (iii) isolation of store operations from corporate management; (iv) weather and other risks associated with island operations, (v) dependence on, and uncertainties associated with, expansion outside the U.S.; (vi) dependence on key personnel and local managers; (vii) reliance on information and communication systems provided by third-party vendors; (viii) risks associated with significant growth; (ix) risks associated with a small store base; (x) ability to maintain existing credit and obtain additional credit; and (x) ability to utilize tax benefits. The recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward looking statements reflect the expectations of the Company at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect the Company's financial results is included in the "Important Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of the Company's Form 10-K for the year ended December 31, 2000, which was filed on April 2, 2001 with the Securities Exchange Commission.

Overview

     During the 13 weeks ended September 30, 2001, the Company operated eleven retail stores located in: Guam (2); American Samoa (1); Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (1); Netherlands Antilles (2); and California (1). In February 2001, the Company closed its Nadi, Fiji store, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry and the resulting economic downturn. The Company's remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji. In June of 2000, the Company ceased its retail operations in the New Zealand market where it had operated two stores. On June 29, 2000, the Company opened a store in St. Maarten, Netherlands Antilles.

     The Company's stores are patterned after the warehouse club concept, although the stores (i) are smaller (averaging approximately 30,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly foreign island countries (and U.S. Territories and U.S. island states), where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items, and (iv) do not charge a membership fee. Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

Results of Operations

     The Company reported net income of $136,000 for the 13 weeks ending September 30, 2001, compared to a net income of $396,000 for the comparable period in fiscal 2000. Although lower sales contributed to this decrease, the impact was largely offset by an improvement in margins and reduction in store expenses. The reduction in net income was primarily due to an increase in general and administrative expenses over the prior year, although expenses for the 13 weeks ending September 30, 2001 were consistent with expenses in the two prior quarters. The increase in general and administrative expenses was due to higher payroll costs as positions that were vacant in the prior year were filled.

Comparison of the 13 Weeks and 39 Weeks Ended September 30, 2001 to the 13 Weeks and 39 Weeks Ended September 24, 2000

     Net Sales: Net sales of $42.8 million for the 13 weeks ended September 30, 2001 declined 5.3% as compared to net sales of $45.2 million in the comparable period in the prior year. The decline in net sales in the quarter ended September 30, 2001 was due to several reasons including reduced sales in the Company's St. Thomas store, which was impacted by the opening of a membership warehouse club in St. Thomas in May 2001, lower sales in the St. Maarten store as compared to sales in its grand opening quarter of operation (the quarter ended September 24, 2000), and the loss of sales related to the Nadi store that was closed in February 2001.

     For the 39 weeks ended September 30, 2001, net sales of $131.1 million declined 2.0% as compared to net sales of $133.9 million for the comparable period in the prior year. Although net sales decreased in volume, gross profit as a percent of sales improved as compared to the comparable period in the prior year. The decline in sales is primarily due to the impact of deteriorating economies in Guam, Samoa and Curacao, Netherlands Antilles, as sales from the Company's St. Maarten store that opened in June of 2000 more than offset the impact of the loss of sales from the two unprofitable New Zealand stores that were closed in June 2000 and the unprofitable Nadi, Fiji store that was closed in February 2001.

     Comparable-store sales (stores open for a full 13 months) declined 5.7% for the 13 weeks and 5.1% for the 39 weeks ended September 30, 2001, primarily due to the impact of deteriorating economies in Guam, Samoa and Curacao, Netherlands Antilles, lower sales in the St. Maarten store as compared to sales in its grand opening quarter of operation, and the impact of new competition in St. Thomas and St. Croix.

     Gross Profit: Gross profit improved to 16.7% of sales for the 13 weeks ended September 30, 2001, as compared to gross profit of 16.3% of sales in the comparable period in the prior year. Gross profit for the 39 weeks ended September 30, 2001 improved to 16.2% of sales, as compared to 15.2% of sales in the comparable period in the prior year. The increase in gross profit as a percent of sales was primarily due to improvements in store operations and merchandising. For the 39 weeks ended September 30, 2001, gross profit as a percent of sales increased not only from improvements in store operations and merchandising, but also from the elimination of low margin sales in the New Zealand and Fiji stores that were closed in mid 2000 and early 2001, respectively.

     Store expenses: Store expenses of $5.3 million and $15.8 million for the 13 weeks and 39 weeks ended September 30, 2001, respectively, were relatively flat compared to expenses of $5.4 million and $16.0 million for the comparable periods in the prior year. As a percentage of sales, store expenses increased slightly to 12.4% of sales for the 13 weeks ended September 30, 2001, as compared to 12.0% for the comparable period in the prior year due to higher utilities, insurance and bad debt expenses. Store expenses were 12.0% of sales for both the 39 weeks ended September 30, 2001 and September 24, 2000.

     General and administrative expenses: General and administrative expenses increased to $1.4 million for the 13 weeks ended September 30, 2001, as compared to $1.2 million for the comparable period in the prior year. The increase in general and administrative expenses was due to higher payroll costs as positions that were vacant in the prior year were filled. General and administrative expenses were 3.2% of sales for the 13 weeks ended September 30, 2001 compared to 2.6% in the comparable period in the prior year. General and administrative expenses for the 13 weeks ending September 30, 2001 are consistent with expenses in the two prior quarters.

     General and administrative expenses decreased to $4.3 million for the 39 weeks ended September 30, 2001, as compared to $5.0 million for the comparable period in the prior year. General and administrative expenses were 3.2% of sales for the 39 weeks ended September 30, 2001, compared to 3.8% in the comparable period in the prior year. The improvement in general and administrative expenses for the 39 weeks ended September 30, 2001 as compared to the prior year was primarily due to the closure of the Company's buying office in Auckland, New Zealand in June 2000. Additionally, the Company expensed $0.3 million of obsolete equipment in June, 2000.

     Store opening expenses: Store opening expenses were $10,000 and $44,000 for the 13 weeks and 39 weeks ended September 30, 2001, respectively, as compared to $27,000 and $597,000 for the comparable periods in the prior year. Store opening expenses in fiscal 2001 related to costs associated with the evaluation of potential new store locations. Store opening expenses in fiscal 2000 were primarily related to the St. Maarten store, which opened early in the third quarter of 2000.

     Store closing expenses: The store closing expenses in fiscal 2000 related to the closing of the New Zealand stores in June 2000.

     Interest expense, net: Interest expense, net decreased 36.1% to $134,000 for the 13 weeks ended September 30, 2001, as compared to $210,000 for the comparable period in the prior year due to lower average borrowings on the Company's line of credit and reduced interest rates.

     Interest expense, net decreased 5.3% to $474,000 for the 39 weeks ended September 30, 2001 as compared to $499,000 for the comparable period in the prior year. Additional interest expense from the long-term borrowings for the construction of the building for the St. Maarten store that opened June 29, 2000 was offset by lower average borrowings on the Company's line of credit and reduced interest rates.

     Other income (expense): Other income (expense) in both fiscal 2001 and fiscal 2000 was primarily attributable to gains and losses on foreign currency transactions.

     Income tax provision: The Company's tax provisions primarily represent taxes associated with income generated in the U.S. and U.S. Territories. The Company's effective tax rate for the 39 weeks ended September 30, 2001 and September 24, 2000 are higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as the Company has no assurance that it will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

     Net income (loss): Net income was $136,000, or $0.04 per share, for the 13 weeks ended September 30, 2001, compared to a net income of $396,000, or $0.11 per share in the comparable period in the prior year. Net income was $317,000, or $0.09 per share, for the 39 weeks ended September 30, 2001, compared to a net loss of ($5,409,000), or ($1.50) per share in the comparable period in the prior year. The losses in fiscal 2000 resulted primarily from non-recurring charges related to the closure of the two New Zealand stores, New Zealand operating losses and the write-off of obsolete equipment.

Liquidity and Capital Resources

     The Company finances its operations with various credit facilities and internally generated funds.

     Net cash provided by operations was $81,000 for the 39 weeks ended September 30, 2001, as compared to $1.6 million in the comparable period in the prior year. During the 39 weeks ended September 30, 2001, cash provided by operations was primarily from net income and a reduction in receivables, which was largely offset by the buildup of inventory as the Company prepared for the holiday season and a reduction in both accrued liabilities and the Company's store closure reserve. For the 39 weeks ended September 30, 2000, cash provided from operations resulted largely from an increase in accounts payable and the New Zealand store closure reserve. The net loss for the 39 weeks ended September 30, 2000, resulted primarily from the Company's closure of its New Zealand stores in June of 2000, and was offset by an increase in accrued liabilities, the write down of property and equipment, and a reduction in receivables.

     Net cash used in investing activities was $0.5 million for the 39 weeks ended September 30, 2001, as compared to $3.3 million in the comparable period in the prior year. The investment activities in fiscal 2000 consisted primarily of the construction of the new store in St. Maarten. The Company has no plans to open new stores during fiscal 2001, but is analyzing opportunities for new stores in the future.

     Net cash provided by financing activities was $0.6 million for the 39 weeks ended September 30, 2001, as compared to $1.1 million in the comparable period in the prior year. In the 39 weeks ended September 30, 2001, cash was primarily provided by increased borrowings under the Company's line of credit and was primarily utilized to finance the pay down of accrued liabilities and the replenishment of inventory levels for the holiday season. In the 39 weeks ended September 24, 2000, cash was primarily provided by increased borrowings under the Company's line of credit and draws on the long-term loan for the construction of the St. Maarten store.

     On July 31, 2001, the Company extended the term of its $8.0 million line of credit with a financial institution to August 1, 2002. Of the $8.0 million line of credit, $1.1 million is utilized for standby letters of credit, leaving $6.9 million available for operations. At September 30, 2001, the Company had $3.5 million in borrowings outstanding on its line of credit. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (6.0% at September 30, 2001), or at LIBOR plus 1.75% (5.4% at September 30, 2001). Collateral for the line of credit consists of inventories, equipment and trade accounts receivable. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit. The Company believes it is currently in compliance with all such covenants.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COST-U-LESS, INC.
                                    (Registrant)


Date   November 12, 2001            /s/  J. Jeffrey Meder
       ------------------           --------------------------------------------
                                    J. Jeffrey Meder
                                    President and
                                    Chief Executive Officer


Date  November 12, 2001             /s/ Martin P. Moore
      -------------------           --------------------------------------------
                                    Martin P. Moore
                                    Chief Financial Officer