Form 10-K/A
period 2000-12-31
COST U LESS INC
filed 2002-04-01
CIK 851368

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-K/A

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000

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

                             ----------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on March 20, 2001, as reported on the Nasdaq SmallCap Market was approximately $5,414,812 (1).

     The number of shares of the registrant's Common Stock outstanding at March 20, 2001 was 3,606,376.

--------------
(1) Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the Registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the Registrant.

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

================================================================================

     Cost-U-Less, Inc. (the "Company") has re-evaluated whether its New Zealand operations were "substantially liquidated" in connection with the store closures in New Zealand in June 2000. Based on its re-evaluation, the Company now believes that "substantial liquidation," as defined in Statement of Financial Accounting Standards No. 52 (FAS 52) occurred in June 2000, and therefore the Company's accounting for New Zealand foreign currency translation requires adjustment retroactive to June 2000 and for each subsequent quarter through the third quarter of fiscal 2001. The restatement is a result of the Company's re-evaluation of the accounting interpretation and application of FAS 52, and not the result of any improper conduct by Company personnel or lack of internal controls.

     This amendment to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make nonsubstantial revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part II, Item 8.

     This Form 10-K/A corrects the previously issued financial statements. See Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data including the Notes to Consolidated Financial Statements.

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

                                                                        Approximate
                                                                        Store Square   Lease                         Options to
          Location                                       Date Opened      Footage       Term      Expiration Date      Extend
          --------                                       -----------      -------       ----      ----------------     ------
Dededo, Guam......................................    May 1, 1992          31,200     10 years  May 1, 2002           10 years
Hilo, Hawaii......................................    August 27, 1992      23,000     15 years  August 31, 2006       10 years
Kapaa, Kauai......................................    March 18, 1993       22,000     17 years  April 22, 2010        10 years
St. Thomas, USVI (Land Lease).....................    June 25, 1998        36,000     20 years  September 30, 2017    30 years
Sonora, CA........................................    January 27, 1994     23,150     10 years  January 1, 2004       10 years
St. Croix, USVI...................................    November 3, 1994     26,210     10 years  November 1, 2004      10 years
Tamuning, Guam....................................    March 15, 1995       35,000     15 years  March 1, 2010         10 years
Pago Pago, American Samoa.........................    March 20, 1995       32,055     10 years  February 28, 2005     15 years
Suva, Fiji........................................    November 12, 1998    30,000     10 years  November 1, 2008      10 years
Curacao, Netherlands Antilles.....................    March 2, 1999        38,711     10 years  February 1, 2009      10 years
St. Maarten, Netherlands Antilles (Land Lease)....    June 29, 2000        36,000     25 years  February 25, 2024     30 years

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

                                                                                                 Stock Price
                                                                                                 -----------
                           Year                                                                High       Low
                           ----                                                                ----       ---

          Fiscal 2000 (ended December 31, 2000)
               First Quarter............................................................       4.50       2.06
               Second Quarter...........................................................       3.00       1.25
               Third Quarter............................................................       2.94       1.25
               Fourth Quarter...........................................................       1.88        .94

          Fiscal 1999 (ended December 26, 1999)
               First Quarter............................................................       8.13       5.50
               Second Quarter...........................................................       6.00       4.63
               Third Quarter............................................................       5.75       4.63
               Fourth Quarter...........................................................       5.38       3.88

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

Item 6. Selected Financial Data

     The Company has re-evaluated whether its New Zealand operations were "substantially liquidated" in connection with the store closures in New Zealand in June 2000. Based on its re-evaluation, the Company now believes that "substantial liquidation," as defined in Statement of Financial Accounting Standards No. 52 occurred in June 2000, and therefore the Company's accounting for New Zealand foreign currency translation requires adjustment retroactive to June 2000 and for each subsequent quarter through the third quarter of fiscal 2001. As a result, the cumulative translation losses that were originally recorded within other comprehensive income, as a component of shareholders' equity, have been restated and recorded as part of the store closure expenses in the June 2000 income statement and the consolidated financial statements as of December 31, 2000. Concurrent with this re-evaluation, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. The resulting foreign currency transaction losses are included in other expenses. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

     The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations." This selected financial data contains certain financial information that has been restated. See Note 13 to the consolidated financial statements for further discussion of this matter. The Company's fiscal year ends on the last Sunday in December. All years presented represent 52-week fiscal years except fiscal 2000, which was a 53-week fiscal year.

               Selected Consolidated Financial and Operating Data
      (in thousands, except per share data, average sales per square foot, number of stores and percentage data)

                                                           Dec. 31,     Dec. 26,      Dec. 27,     Dec. 28,      Dec. 29,
                                                           2000 (1)       1999          1998         1997          1996
                                                           --------       ----          ----         ----          ----
Income Statement Data:                                   (as restated)
Net sales............................................      $186,299     $167,079      $133,861     $124,865      $134,820
Gross profit.........................................        28,349       27,395        22,324       20,468        20,996
Operating Expenses:
  Store..............................................        21,775       18,254        15,100       14,543        15,843
  General and administrative.........................         6,421        5,654         4,139        3,225         3,039
  Store opening......................................           518        1,217           747          327             0
  Store closing......................................         3,740            0           238        1,346           918
Operating income (loss)..............................        (4,105)       2,270         2,100        1,027         1,196
Interest expense, net................................         (663)        (403)          (257)        (427)         (605)
Other expense........................................         (283)         (57)           (10)         (40)            0
Income (loss) before income taxes....................        (5,051)       1,810         1,833          560           591
Income tax provision.................................           460          656           640          197           221
Net income (loss)....................................      $ (5,511)    $  1,154      $  1,193     $    363      $    370
Earnings (loss) per common share:
  Basic..............................................      $  (1.53)    $   0.32      $   0.45     $   0.18      $   0.19
  Diluted............................................      $  (1.53)    $   0.32      $   0.43     $   0.17      $   0.17
Weighted average common shares outstanding, diluted.          3,599        3,618         2,759        2,124         2,147

Selected Operating Data:
  Store contribution(2)..............................      $  4,940     $  7,837      $  6,596     $  5,475      $  4,797
  Stores opened......................................             1            3             3            0             0
  Stores closed......................................             2            0             1            2             1
  Stores open at end of period.......................            12           13            10            8            10
  Average net comparable sales per square foot(3)(4).      $    498     $    515      $    566     $    485      $    427
    Comparable-store net sales increase
    (decrease)(3)(4) ................................          (2.2)%        6.8%          9.9%        (0.5)%        (4.9)%
..
Consolidated Balance Sheet Data:
Working capital......................................      $    535     $  5,992       $ 9,241     $  3,814      $  3,635
Total assets.........................................        41,717       45,812        39,270       22,815        24,856
Line of credit.......................................         2,700        2,163             0          376         1,500
Long-term debt, less current maturities..............         3,344        2,517         2,036        1,169         1,965
Total shareholders' equity...........................        14,794       20,665        19,596        9,670         9,327

--------------
(1) Selected consolidated financial and operating data for 2000 have been restated. For information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part II, Item 8.
(2) Store contribution is determined by deducting direct store expenses from store gross profit.
(3) Fiscal 2000 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 2000 have been adjusted to reflect a 52-week year. The Company's fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.
(4)  A new store becomes comparable after it has been open for a full 13 months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported operating results for fiscal 2000.

     The Company has re-evaluated whether its New Zealand operations were "substantially liquidated" in connection with the store and buying office closures in New Zealand in June 2000. Based on its re-evaluation, the Company now believes that "substantial liquidation," as defined in Statement of Financial Accounting Standards No. 52 occurred in June 2000, and therefore the Company's accounting for New Zealand foreign currency translation requires adjustment retroactive to June 2000 and for each subsequent quarter through the third quarter of fiscal 2001. As a result, store closing expense and other expense related to foreign currency translation and foreign currency transactions in fiscal 2000 were understated by $0.4 million and $0.3 million, respectively. The cumulative translation losses that were originally recorded within other comprehensive income, as a component of shareholders' equity, have been restated and written off as part of the store closing expenses in the June 2000 income statement and the consolidated financial statements as of December 31, 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements.

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

                                                                                                   Fiscal Year Ended
                                                                                                   -----------------
                                                                                       December 31,  December 26,   December 27,
                                                                                         2000 (1)        1999           1998
                                                                                         --------        ----           ----
                                                                                      (as restated)
     Net sales.....................................................................      100.0%         100.0%        100.0%
     Gross margin..................................................................       15.2           16.4          16.7
     Operating Expenses:
          Store....................................................................       11.7           10.9          11.3
          General and administrative...............................................        3.4            3.4           3.1
          Store opening............................................................         .3             .7           0.5
          Store closing............................................................        2.0             --           0.2
     Operating income (loss).......................................................       (2.2)           1.4           1.6
     Interest expense, net.........................................................       (0.4)          (0.2)         (0.2)
        Other expense .............................................................       (0.2)            --            --
     Income (loss) before income taxes.............................................       (2.8)           1.1           1.4
     Income tax provision..........................................................        0.2            0.4           0.5
     Net income (loss).............................................................       (3.0)%          0.7%          0.9%

------------

(1) Selected consolidated financial and operating data for 2000 have been restated. For information regarding the restatement, see "Notes to Consolidated Financial Statements - Restatement" included in Part II,
     Item 8.

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

     Store Closing Expense. Store closing expenses of $3.7 million in fiscal 2000 primarily related to the closing of the New Zealand stores in June 2000 and the accruals established for the planned closure of the Nadi, Fiji store in February 2001. Closing expenses primarily consist of provisions for lease settlements, fixed asset write-downs, legal expenses and severance agreements. Store closing expenses also include a write-off of approximately $0.4 million of translation losses previously recorded in Other Comprehensive Income, a component of Shareholders' Equity. Additional expenses (primarily severance costs) associated with the closure of the Nadi store will be recorded in the first quarter of Fiscal 2001. Management believes these additional costs will not have a material impact on the Company's first quarter 2001 results. There were no store closing expenses in fiscal 1999.

     Net Interest Expense. Net interest expense increased $0.3 million to $0.7 million in fiscal 2000 due primarily to additional borrowings incurred during fiscal 2000 resulting from the construction of the new St. Maarten store and higher average borrowings on the line of credit than had existed in fiscal 1999.

     Other expense: Other expense of $283,000 in fiscal 2000 and $57,000 in fiscal 1999 was primarily attributable to net losses on foreign currency transactions.

     Income Tax Provision. The Company recorded a tax provision in fiscal 2000 of $0.5 million on a pre-tax loss of $5.1 million. The tax provision represents taxes associated with income generated in U.S. Territories. No taxes or tax benefits were provided on the foreign pre-tax loss in fiscal 2000, as the Company cannot predict whether it will be able to generate an adequate amount of taxable income in the future to utilize such benefits. As of December 31, 2000, the Company had recognized an aggregate foreign tax benefit of $2.8 million on foreign operating losses and a corresponding valuation allowance of $1.9 million. Approximately two-thirds of the Net Operating Losses ("NOL's") will begin expiring in the year 2006. The remaining NOL's were generated in Curacao, St. Maarten and Australia and are not subject to expiration time limits. Additionally, during fiscal 2000, the Company recorded an aggregate foreign tax credit of $0.3 million and a corresponding valuation allowance of $0.3 million. Utilization of the tax benefit and foreign tax credit is dependent on the Company generating future taxable income. There can be no assurance that the Company will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on the Company's business, financial condition and operating results.

     Net Income (Loss). The net loss for fiscal 2000 was $5.5 million, or ($1.53) per fully diluted share, compared to net income of $1.2 million, or $0.32 per fully diluted share, for fiscal 1999. The net loss in fiscal 2000 resulted primarily from lower margins, increased stores expense, non-recurring charges related to the closing of the two New Zealand stores in June 2000 and accrued expenses associated with the planned closure of the Nadi, Fiji store in February 2001.

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

     Net cash provided by operations was $2.6 million, $0.2 million, and $1.2 million for fiscal years 2000, 1999 and 1998, respectively. The increase in cash in fiscal 2000 compared to fiscal 1999 was primarily due to improvements in inventory management. The decrease in net cash provided by operations in 1999 compared to 1998, was primarily due to an increase in inventory for three additional stores opened in 1999.

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

     Net cash provided by financing activities was $0.5 million, $2.1 million and $10.2 million, for fiscal years 2000, 1999 and 1998, respectively. The cash generated in fiscal 2000 was primarily due to proceeds from long-term debt that was used to finance the construction of the St. Maarten store that opened June 29, 2000. The cash generated in fiscal 1999 was primarily used to fund the Company's new store opened in Curacao and two new stores opened in New Zealand during 1999. In 1998, the cash generated by financing activities was primarily due to the Company's July 1998 initial public offering and concurrent Reg. S placement that provided net proceeds of $8.7 million, and $3.0 million in long term debt financing related to the construction of the re-located St. Thomas store.

     Foreign currency translation losses increased to $0.3 million in fiscal 2000 as compared to $0.2 million in fiscal 1999 and $47,000 in fiscal 1998. The foreign currency translation losses are a result of the translation of the New Zealand and Fijian operating results and balance sheets. In both cases, local currency values declined when compared to the United States dollar. In addition, the Company wrote off $0.4 million of foreign currency translation losses related to its substantial liquidation of its New Zealand operations.

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

     The Company does not have any derivative financial instruments as of December 31, 2000

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements and supplementary data are included beginning on page 21 of this Report:

                                                                           Page
                                                                           ----
     Report of Ernst & Young LLP, Independent Auditors...................   21
     Consolidated Financial Statements:
          Consolidated Statements of Operations..........................   22
          Consolidated Balance Sheets....................................   23
          Consolidated Statements of Shareholders' Equity................   24
          Consolidated Statements of Cash Flows..........................   25
          Notes to Consolidated Financial Statements.....................   26

     As more fully disclosed in "Notes to Consolidated Financial Statements", the Company restated its 2000 Consolidated Financial Statements.

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

     As discussed in Note 13 to the Consolidated Financial Statements, the Company has restated its December 31, 2000 Consolidated Financial Statements to account for certain foreign currency translation and transaction items in accordance with Statement of Financial Accounting Standard No.52 (FAS 52).

                                           ERNST & YOUNG LLP

Seattle, Washington
February 23, 2001, except as to Note 13, as to which the date is as of March 29, 2002

                                COST-U-LESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                                           Fiscal Year Ended
                                                                                           -----------------
                                                                             December 31,    December 26,   December 27,
                                                                                 2000           1999           1998
                                                                                 ----           ----           ----
                                                                             (as restated)
Net sales ...........................................................         $  186,299      $  167,079     $  133,861
Merchandise costs ...................................................            157,950         139,684        111,537
                                                                              ----------      ----------     ----------
Gross profit ........................................................             28,349          27,395         22,324
Operating expenses:
     Store ..........................................................             21,775          18,254         15,100
     General and administrative .....................................              6,421           5,654          4,139
     Store openings .................................................                518           1,217            747
     Store closings .................................................              3,740               0            238
                                                                              ----------      ----------     ----------
Total operating expenses ............................................             32,454          25,125         20,224
                                                                              ----------      ----------     ----------
Operating income (loss) .............................................             (4,105)          2,270          2,100
Other expense:
     Interest expense, net ..........................................               (663)           (403)          (257)
     Other ..........................................................               (283)            (57)           (10)
                                                                              ----------      ----------     ----------
Income (loss) before income taxes ...................................             (5,051)          1,810          1,833
Income tax provision ................................................                460             656            640
                                                                              ----------      ----------     ----------
Net income (loss) ...................................................         $   (5,511)     $    1,154     $    1,193
                                                                              ==========      ==========     ==========
Earnings (loss) per common share:
     Basic ..........................................................         $    (1.53)     $     0.32     $     0.45
                                                                              ==========      ==========     ==========
     Diluted ........................................................         $    (1.53)     $     0.32     $     0.43
                                                                              ==========      ==========     ==========
Weighted average common shares outstanding, basic ...................          3,599,374       3,557,789      2,664,192
                                                                              ==========      ==========     ==========
Weighted average common shares outstanding, diluted .................          3,599,374       3,618,193      2,758,939
                                                                              ==========      ==========     ==========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                  December 31,   December 26,
                                                                                                      2000           1999
                                                                                                      ----           ----
                                                                                                (as restated)
                                              ASSETS
                                              -------
Current assets:
     Cash and cash equivalents ................................................................     $ 2,525        $ 2,929
     Receivables (net of allowance of $254 and $150 in 2000 and 1999, respectively) ...........       2,008          2,122
     Income tax receivable ....................................................................         163            518
     Inventories ..............................................................................      18,033         21,605
     Prepaid expenses .........................................................................         215            265
     Deferred taxes ...........................................................................         675            769
                                                                                                    -------        -------
          Total current assets ................................................................      23,619         28,208
Buildings and equipment, net ..................................................................      16,835         16,563
Deposits and other assets .....................................................................       1,013            974
Deferred taxes, net ...........................................................................         250             67
                                                                                                    -------        -------
          Total assets ........................................................................     $41,717        $45,812
                                                                                                    =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Line of credit ...........................................................................     $ 2,700        $ 2,163
     Accounts payable .........................................................................      15,504         16,524
     Accrued expenses .........................................................................       3,115          2,382
     Accrued store closure reserve ............................................................       1,498              0
     Current portion of long-term debt ........................................................         267            422
     Current portion of capital lease obligations .............................................           0            725
                                                                                                    -------        -------
          Total current liabilities ...........................................................      23,084         22,216
Deferred rent .................................................................................         495            414
Long-term debt, less current portion ..........................................................       3,344          2,517
                                                                                                    -------        -------
          Total liabilities ...................................................................      26,923         25,147

Commitments

Shareholders' equity:
Preferred stock--$0.001 par value; Authorized shares--2,000,000; Issued and
   outstanding shares, respectively--none .....................................................          --             --
Common stock--$0.001 par value; Authorized shares--25,000,000; Issued and
   outstanding shares, respectively--3,606,376 and 3,576,858 ..................................      12,446         12,422
Retained earnings .............................................................................       3,001          8,512
Accumulated other comprehensive loss ..........................................................        (653)          (269)
                                                                                                    -------        -------
          Total shareholders' equity ..........................................................      14,794         20,665
                                                                                                    -------        -------
          Total liabilities and shareholders' equity ..........................................     $41,717        $45,812
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

                                COST-U-LESS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                      Accumulated
                                                                  Common       Common                    Other
                                                                  Stock--     Stock--     Retained   Comprehensive
                                                                  Shares       Amount     Earnings        Loss        Total
                                                                  ------       ------     --------        ----        -----

Balance at December 29, 1997.................................    1,999,961    $  3,525     $6,165       $  (20)      $ 9,670
     Net income..............................................           --          --      1,193            --        1,193
     Foreign currency translation adjustments................           --          --         --          (47)
                                                                                                                         (47)
                                                                                                                     -------
     Comprehensive income....................................                                                          1,146
                                                                                                                     -------

     Initial public offering:
     Sale of common stock, net of $2,075 of
        offering costs.......................................    1,540,000       8,705         --            --        8,705
     Compensation related to stock options...................           --          75         --            --           75
                                                                 ---------    --------     ------       ------       -------
Balance at December 27, 1998.................................    3,539,961      12,305      7,358          (67)       19,596
     Net income..............................................           --          --      1,154           --         1,154
     Foreign currency translation adjustments................           --          --         --         (202)         (202)
                                                                                                                     -------
     Comprehensive income....................................                                                            952
                                                                                                                     -------

     Exercise of common stock options........................       36,897         117        --            --           117
                                                                 ---------    --------     ------       ------       -------
Balance at December 26, 1999.................................    3,576,858      12,422      8,512         (269)       20,665
     Net loss (as restated)..................................           --          --     (5,511)           --       (5,511)
     Foreign currency translation adjustments (as restated).            --          --         --         (384)         (384)
                                                                                                                     -------
     Comprehensive loss (as restated)........................                                                         (5,895)
                                                                                                                     -------

     Exercise of common stock options........................       29,518          24         --           --            24
                                                                 ---------    --------     ------       ------       -------
Balance at December 31, 2000 (as restated)...................    3,606,376    $ 12,446     $3,001       $ (653)      $14,794
                                                                 =========    ========     ======       =======      =======

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        December 31,  December 26,  December 27,
                                                                                            2000          1999          1998
                                                                                            ----          ----          ----
                                                                                       (as restated)
OPERATING ACTIVITIES:
     Net income (loss)...............................................................     $(5,511)      $ 1,154       $ 1,193
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization..............................................       1,865         1,598         1,092
          Writedown of property and equipment........................................         999            46           195
          Deferred tax (benefit) provision...........................................        (89)          (184)           42
          Compensation related to stock options......................................          --            --            75
          Allowance for doubtful accounts............................................         104             7           118
          Cash provided by (used in) changes in operating assets and liabilities:
               Receivables...........................................................          10          (434)         (791)
               Income tax receivable.................................................         355          (361)           22
               Inventories...........................................................       3,572        (4,920)       (4,414)
               Prepaid expenses......................................................          50           (54)          (73)
               Deposits and other assets.............................................         (39)         (158)         (180)
               Accounts payable......................................................      (1,020)        3,028         3,454
               Accrued expenses......................................................         733           573           456
               Accrued store closure reserve ........................................       1,498             0             0
               Deferred rent.........................................................          81          (110)           43
                                                                                          -------       -------       -------
                    Net cash provided by operating activities........................       2,608           185         1,232

INVESTING ACTIVITY:
     Cash used to purchase buildings and equipment...................................      (3,262)       (5,495)       (7,152)

FINANCING ACTIVITIES:
     Proceeds from sale of common stock..............................................          24           117         8,705
     Proceeds (payments) from (on) line of credit, net...............................         537         2,163          (376)
     Proceeds from long-term debt....................................................       1,093           907         3,000
     Payments on long-term debt......................................................        (421)         (637)         (715)
     Payments on capital lease obligations...........................................        (725)         (451)         (399)
                                                                                          -------       -------       -------
                    Net cash provided by financing activities........................         508         2,099        10,215
     Foreign currency translation adjustments........................................        (258)         (202)          (47)
                                                                                          -------       -------       -------
Net increase (decrease) in cash and cash equivalents.................................        (404)       (3,413)        4,248
Cash and cash equivalents:
     Beginning of period.............................................................       2,929         6,342         2,094
                                                                                          -------       -------       -------
     End of period ..................................................................     $ 2,525       $ 2,929       $ 6,342
                                                                                          =======       ========      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest...................................................................     $   816       $   478       $   409
          Income taxes ..............................................................     $   276       $ 1,187       $   577

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

   Foreign Currency Translations

     The U.S. dollar is the functional currency for all locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. Prior to the closure of the New Zealand stores and buying office in June 2000, the functional currency for New Zealand was its local currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as accumulated other comprehensive income (loss), a component of Shareholders' Equity. Realized and unrealized gains on foreign currency transactions are included in other income (expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period the Company has substantially liquidated operations in that country. In June 2000, the Company wrote off $0.4 million, which had previously been recorded in other comprehensive income (loss), resulting from its exit from the New Zealand market as store closing expenses.

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

                                COST-U-LESS, INC.

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

                                COST-U-LESS, INC.

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

2.   Buildings and Equipment

     Buildings and equipment consist of the following (in thousands) at:

                                                                                                    December 31,   December 26,
                                                                                                        2000           1999
                                                                                                        ----           ----
                                                                                                   (as restated)
     Buildings...................................................................................     $  7,106       $  2,874
     Equipment...................................................................................       14,965         16,263
     Leasehold improvements......................................................................        1,434          1,386
                                                                                                      --------       --------
          Buildings, equipment and leasehold improvements........................................       23,505         20,523
     Less accumulated depreciation and amortization..............................................        6,696          5,202
                                                                                                      --------       --------
          Net book value of depreciable assets...................................................       16,809         15,321
     Computer system and software development in progress........................................           26              0
     Construction in progress....................................................................            0          1,242
                                                                                                      --------       --------
     Total Buildings and Equipment...............................................................     $ 16,835       $ 16,563
                                                                                                      ========       ========

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

                                COST-U-LESS, INC.

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

     Maturities of long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

          2001...............................................    $ 267
          2002...............................................      267
          2003...............................................      267
          2004...............................................      267
          2005...............................................      267
          Thereafter.........................................    2,276
                                                                ------
                 Total.......................................   $3,611
                                                                ======

5.   Interest Expense, Net

     The components of interest, net are as follows (in thousands):

                                                                                      2000         1999         1998
                                                                                      ----         ----         ----
     Interest Expense............................................................     $ 750        $ 476        $ 364
     Capitalized Interest........................................................       (86)           0            0
     Interest Income.............................................................        (1)         (73)        (107)
                                                                                      -----        -----        -----
          Interest Expense, net..................................................     $ 663        $ 403        $ 257
                                                                                      =====        =====        =====

The interest-carrying costs of capital assets under construction are capitalized based on the Company' weighted average borrowing rate. Capitalized interest in 2000 relates to the construction of the St. Maarten store.

6.   Income Taxes

     Income (loss) before income taxes by jurisdiction is as follows (in thousands):

                                                                                        2000         1999       1998
                                                                                        ----         ----       ----
                                                                                    (as restated)
     United States...............................................................     $(1,864)      $ 3,070    $1,279
     U.S. Territories............................................................       1,335         1,812     1,375
     Foreign ....................................................................      (4,522)       (3,072)     (821)
                                                                                      -------       -------    ------
          Income (loss) before income taxes......................................     $(5,051)      $ 1,810    $1,833
                                                                                      =======       =======    ======

                                COST-U-LESS, INC.

The provision for income taxes is as follows (in thousands):

                                                                                        2000        1999        1998
                                                                                        ----        ----        ----
     Current Income Taxes:
          United States...........................................................      $   9       $ 217       $ 112
          U.S. Territories........................................................        540         653         483
          Foreign.................................................................          0         (30)          3
                                                                                        -----       -----       -----
               Current Income Taxes...............................................        549         840         598
                                                                                        -----       -----       -----
     Deferred Income Taxes
          United States...........................................................        191         346         273
          U.S. Territories........................................................        (80)        132           0
          Foreign ................................................................       (200)       (662)       (231)
                                                                                        -----       -----       -----
               Deferred income taxes..............................................        (89)       (184)         42
                                                                                        -----       -----       -----
     Provision for Income Taxes...................................................      $ 460       $ 656       $ 640
                                                                                        =====       =====       =====

     A reconciliation of the Company's effective tax rate with the federal statutory rate of 34% for the years ended December 31, 2000, December 26, 1999, and December 27, 1998, is as follows (dollars in thousands):

                                                                      2000                  1999               1998
                                                                      ----                  ----               ----
                                                                 (as restated)
Tax at U.S. Statutory Rate.......................................    $(1,717)     34.0 %    $615     34.0%     $623     34.0%
Non-Deductible Permanent Differences.............................          3      (0.1)%       3      0.2%       10      0.5%
U.S. Tax Losses not Benefited....................................        506     (10.0)%       0      0.0%        0      0.0%
Foreign Tax Losses not Benefited.................................      1,441     (28.4)%       0      0.0%       32      1.7%
Foreign Tax Credit not Taken.....................................        348      (6.9)%       0      0.0%        0      0.0%
Statutory Rate Difference as Compared to U.S. Statutory Rate:
   U.S. Territories..............................................         43      (0.9)%      45      2.5%       46      2.5%
Other............................................................       (164)      3.2%       (7)    (0.4)%     (71)    (3.9)%
                                                                     -------                ----               ----
     Effective Income Tax Rate...................................    $   460      (9.1)%    $656     36.2%     $640     34.9%
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

                                COST-U-LESS, INC.

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                                  December 31,  December 26,
                                                                                                      2000          1999
                                                                                                      ----          ----
     Deferred Tax Assets
          Inventory Adjustments.................................................................    $   132       $  152
          Vacation Accrual......................................................................        198          100
          Bad Debt Expense......................................................................         67           51
          Deferred Rent.........................................................................        141          144
          Store Closure Reserve.................................................................        506            0
          Net Operating Loss Carryforward--Foreign..............................................      2,327        1,103
          Foreign tax credits...................................................................        348            0
          Other.................................................................................         76           24
                                                                                                    -------       ------
          Total Deferred Tax Assets.............................................................      3,795        1,574
               Valuation Allowance..............................................................     (2,247)        (199)
                                                                                                    -------       ------
                                                                                                      1,548        1,375
     Deferred Tax Liabilities
          Cash Discounts........................................................................        (13)         (13)
          Fixed Asset Basis Difference..........................................................       (610)        (526)
                                                                                                    -------       ------
          Total Deferred Tax Liabilities........................................................       (623)        (539)
                                                                                                    -------       ------
     Net Deferred Tax Assets....................................................................    $   925       $  836
                                                                                                    =======       ======

     The net deferred tax assets are classified on the balance sheet as follows (in thousands):

     Current Assets.............................................................................    $   675       $  769
     Long-Term Assets, net......................................................................        250           67
                                                                                                    -------       ------
     Net Deferred Tax Assets....................................................................    $   925       $  836
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

7.   Shareholders' Equity

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

                                COST-U-LESS, INC.

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

     A summary of the status of stock option plans as of December 31, 2000, December 26, 1999, and December 27, 1998, and changes during the years then ended are presented below:

                                                           2000                       1999                       1998
                                                           ----                       ----                       ----
                                                                Weighted                  Weighted                    Weighted
                                                                 Average                   Average                    Average
                                                                Exercise                  Exercise                    Exercise
                                                    Options       Price     Options         Price       Options        Price
                                                    -------       -----     -------         -----       -------        -----
Outstanding, beginning of year.................     516,266      $ 5.40     452,150         $ 5.35      291,009       $ 5.49
     Granted at fair value.....................     178,213        1.58     114,288           5.03      442,546         6.96
     Forfeited.................................    (136,642)       4.93     (13,275)          5.77     (281,405)        9.08
     Exercised.................................     (29,518)        .79     (36,897)          3.18           --           --
                                                   --------                 -------                    --------
Outstanding, end of year.......................     528,319        4.51     516,266           5.40      452,150         5.35
                                                   ========                 =======                    ========

     The following summarizes information related to options outstanding and exercisable at December 31, 2000:

                                                 Outstanding                                                 Exercisable
                                                 -----------                                                 -----------
                                                                     Weighted        Weighted                        Weighted
                         Range of                                    Average         Average                         Average
                         Exercise                                    Exercise      Contractual                       Exercise
                          Prices                     Options          Price           Life           Options          Price
                          ------                     -------          -----           ----           -------          -----
                       $0.79 - 3.38                  203,302          $ 1.73        8.94 years        129,089         $ 1.72
                        3.72 - 6.00                  109,298            4.74        7.42 years         62,574           4.53
                               7.00                  215,718            7.00        7.24 years        195,860           7.00
                                                     -------                                          -------
                                                     528,319            4.51                          387,523           4.84
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

                                COST-U-LESS, INC.

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

                                                                                             2000         1999          1998
                                                                                             ----         ----          ----
                                                                                        (as restated)
                                                                                            (Net income (loss) in thousands)

     Net income (loss) as reported...................................................      $(5,511)      $1,154        $1,193
     Net income (loss) pro forma.....................................................      $(5,702)      $  911        $1,068
     Earnings (loss) per common share, basic as reported.............................      $ (1.53)      $ 0.32        $ 0.45
     Earnings (loss) per common share, basic pro forma...............................      $ (1.58)      $ 0.26        $ 0.40
     Earnings (loss) per common share, diluted as reported...........................      $ (1.53)      $ 0.32        $ 0.43
     Earnings (loss) per common share, diluted pro forma.............................      $ (1.58)      $ 0.25        $ 0.39

     The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

                                                                                            2000          1999          1998
                                                                                            ----          ----          ----

     Risk-free interest rate......................................................          6.50%         6.00%         5.50%
     Expected life................................................................        5 years       5 years       5 years
     Expected dividend yield......................................................             0%            0%            0%
     Volatility...................................................................            92%           84%          126%

     The weighted average fair values of options granted in 2000, 1999, and 1998 were $1.18, $2.63 and $5.18, respectively.

   Warrants

     In 1991, the Company issued 29,518 warrants to an officer. The warrants grant the holder the right to purchase 29,518 shares of the Company's common stock at a per-share price of $2.37. The warrants are currently exercisable and expire in March 2001.

   Common Stock Reserved

     Common stock reserved for future issuance at December 31, 2000 is as follows:

     Stock options............................................................................................     785,885
     Warrants.................................................................................................     306,518
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

                                COST-U-LESS, INC.

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

   The following table sets forth the computation of basic and diluted earnings
(loss) per common share (dollars in thousands):

                                                                                            Fiscal Year Ended
                                                                                            -----------------
                                                                              December 31,    December 26,     December 27,
                                                                                  2000            1999             1998
                                                                                  ----            ----             ----
                                                                             (as restated)
     Numerator:
          Net income (loss).............................................        $  (5,511)       $    1,154      $    1,193
     Denominator:
          Denominator for basic earnings per share--weighted
             Average shares.............................................         3,599,374        3,557,789       2,664,192
     Effect of dilutive common equivalent shares:
          Stock options and warrants....................................                 0           60,404          94,747
          Denominator for diluted earnings per share--adjusted
             weighted average shares and assumed conversion of
             stock options and warrants.................................         3,599,374        3,618,193       2,758,939
     Basic earnings (loss) per common share.............................        $    (1.53)      $     0.32      $     0.45
     Diluted earnings (loss) per common share...........................        $    (1.53)      $     0.32      $     0.43

         Common stock equivalents have been excluded from the dilutive calculation for the fiscal year ended December 31, 2000, as their impact would be anti-dilutive.

8.    Geographic Information

         Geographic information pertaining to the Company's one reporting segment is as follows:

                                                                                                                  Long-lived
                                                                                                        Sales       Assets
                                                                                                        -----       ------
                                                                                                         (in thousands)
2000 (as restated)
     United States...........................................................................          $ 45,073    $  4,452
     U.S. Territories and foreign countries..................................................           141,226      13,646
                                                                                                       --------    --------
                                                                                                       $186,299    $ 18,098
                                                                                                       ========    ========
1999
     United States...........................................................................          $ 38,872    $  3,817
     U.S. Territories and foreign countries..................................................           128,207      13,787
                                                                                                       --------    --------
                                                                                                       $167,079    $ 17,604
                                                                                                       ========    ========
1998
     United States...........................................................................          $ 30,798    $  3,857
     U.S. Territories and foreign countries..................................................           103,063       9,671
                                                                                                       --------    --------
                                                                                                       $133,861    $ 13,528
                                                                                                       ========    ========

9.    Store Closures

         In June 2000, the Company exited New Zealand market, where it had previously opened two stores and a buying office in late 1999. In conjunction with the decision to exit the New Zealand Market, the Company incurred $3,372,000 in expenses associated with lease buyouts, fixed asset write-downs, legal expenses, severance payments and other costs typically incurred during the course of a store closure. Additionally, the Company recorded a write-off to store closing expenses of approximately $0.4 million related to translation losses previously recorded in Other Comprehensive Income, a component of

                                COST-U-LESS, INC.

Shareholders' Equity. The write-off relates to the Company's recognition of the cumulative translation adjustment resulting from its net investment in New Zealand as expense in the period the Company substantially liquidated operations in that country.

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

     The following represents the costs charged to expense related to store closures during 2000 as well as those that remained in existence at December 31, 2000 (in thousands):

                                                                                                             December 31,
                                                                                                                 2000
                                                                                                                 ----
                                                                                                            (as restated)
     Accrued store closure reserve at beginning of  year......................................                  $   --
              New Zealand store closure expense recorded in June 2000                                            3,760
              Recovery related to the New Zealand store closure                                                   (755)
              Fiji store closure expense recorded in December 2000                                                 735
                                                                                                                ------
     Total....................................................................................                   3,740
     Less:  Store closure expenses paid during year...........................................                   1,854
               Write off of New Zealand foreign currency translation adjustment account.......                     388
                                                                                                                ------
     Accrued store closure reserve at end of year.............................................                  $1,498
                                                                                                                ======

     Of the $3,740,000 of store closure expenses incurred during the year, $2,242,000 had been paid or written off as of December 31, 2000, with the remaining $1,498,000 to be paid in Fiscal 2001.

     Total revenues and store operating losses contributed by the three stores closed, or to be closed, were as follows (in thousands):

                                                                             2000              1999             1998
                                                                             ----              ----             ----

     Total revenues ...................................................     $ 6,984          $ 4,202           $ 1,466
                                                                            =======          =======           =======
     Store operating losses............................................     $ 2,250          $ 1,005           $   250
                                                                            =======          =======           =======

     Additional expenses (primarily severance costs) associated with the closure of the Nadi store will be recorded in the first quarter of Fiscal 2001. Management believes these additional costs will not have a material impact on the Company's first quarter 2001 results.

10.  Lease Commitments

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

     2001.....................................................................................       $ 4,752
     2002.....................................................................................         4,501
     2003.....................................................................................         4,300
     2004.....................................................................................         3,930
     2005.....................................................................................         3,348
     Thereafter...............................................................................        14,511
                                                                                                     -------
                                                                                                     $35,342
                                                                                                     =======

                                COST-U-LESS, INC.

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

12.   Quarterly Financial Data (Unaudited)

     The following is a summary of the Company's unaudited quarterly results of operations:

                                                                                                       Earnings (Loss)
                                                                                                         Per Common
                                                       Store                               Net             Share
                                                       Weeks                   Gross      Income           -----
                                                     in Period   Net Sales     Profit     (Loss)      Basic      Diluted
                                                     ---------   ---------     ------     ------      -----      -------
                                                             (in thousands, except store weeks and per-share data)
Fiscal 2000 (as restated) (1)
First quarter...................................        169        $44,272     $6,656      $(827)    $ (0.23)     $(0.23)
Second quarter (2)..............................        157         44,402      6,276     (5,535)      (1.54)      (1.54)

Third quarter...................................        156         45,238      7,362        266        0.07        0.07
Fourth quarter..................................        168         52,387      8,055        585        0.16        0.16

Fiscal 1999 (1)
First quarter...................................        134        $37,987     $6,387      $ 276      $ 0.08       $0.08
Second quarter..................................        143         41,227      6,868        477        0.13        0.13
Third quarter...................................        143         41,221      6,783        319        0.09        0.09
Fourth quarter..................................        151         46,644      7,357         82        0.02        0.02

--------------
(1) Fiscal 2000 was a 53-week year. Fiscal 1999 was a 52-week year. The Company's fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.
(2) The net loss in second quarter 2000 was due to the accrual for store closure costs of $3.4 million related to the June 2000 closure of the Company's two New Zealand stores, the write-off of $0.4 million related to translation losses previously recorded in Other Comprehensive Income and continued operating losses at such stores.

13.  Restatement of Financial Information

     The Company has determined that the previous accounting treatment historically afforded its foreign currency translation adjustment associated with New Zealand was not consistent with paragraph 14 of Statement of Financial Accounting Standard No.52 (FAS 52).

     In June 2000 the Company discontinued all major business activity in New Zealand upon the closure of its two stores and its Auckland buying office. Although the Company had discontinued store and corporate buying activities in June 2000, for the remainder of 2000 and through the first three quarters of 2001, it continued to base its conclusion that the New Zealand operations were not substantially liquidated on the fact that the Company was still purchasing inventory through the New Zealand subsidiary

                                COST-U-LESS, INC.

and negotiating final lease terms on the closed store leases. The Company now believes that, because the level of the ongoing New Zealand activities was so small relative to activities prior to the closures, that "substantial liquidation", as interpreted in paragraph 14 of FAS 52, had in fact occurred in June 2000, and therefore the New Zealand foreign currency translation account should have been written off at that time.

     As a result, the New Zealand foreign currency translation adjustments of $388,000, which was previously recorded within Other Comprehensive Income
(loss), has been written off at June 25, 2000, and is included in the Store Closure Expense of $3,740,000.

     Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. Resulting foreign currency transaction losses of $251,000 are included in other expenses of $283,000.

     The following is a summary of the effects of such restatement on the Company's consolidated financial statements for the year ended December 31, 2000 (in thousands):

                                                                         As Originally
                                                                           Reported        As Restated
                                                                           --------        -----------
           Consolidated Balance Sheet:
                Current assets.......................................      $  23,587         $  23,619
                Total assets.........................................         41,811            41,717
                Total liabilities....................................         26,923            26,923
                Total shareholders' equity...........................         14,888            14,794

           Consolidated Statement of Operations:
                Net sales............................................      $ 186,299         $ 186,299
                Gross profit.........................................         28,349            28,349
                Store closing expense................................          3,352             3,740
                Other expenses.......................................             32               283
                Loss before income taxes.............................         (4,412)           (5,051)
                Net loss.............................................         (4,872)           (5,511)
                Loss per common share - Diluted......................          (1.35)            (1.53)

           Consolidated Statement of Shareholders' Equity:
                Common stock.........................................      $  12,446         $  12,446
                Retained earnings....................................          3,640             3,001
                Accumulated other comprehensive loss.................         (1,198)             (653)
                Total shareholders' equity...........................         14,888            14,794

                                COST-U-LESS, INC.

The following is a summary of the effects of such restatement on the Company's consolidated unaudited quarterly results of operations year ended December 31, 2000 (in thousands, except earnings (loss) per share):

                                                                         As Originally
                                                                           Reported       As Restated
                                                                           --------       -----------
           First Quarter:
                Net loss.............................................      $   (748)         $   (827)
                Loss per common share - Diluted......................         (0.21)            (0.23)

           Second Quarter:
                Net loss.............................................        (5,057)           (5,535)
                Loss per common share - Diluted......................         (1.40)            (1.54)

           Third Quarter:
                Net income...........................................           396               266
                Earnings per common share - Diluted..................          0.11              0.07

           Fourth Quarter:
                Net income...........................................           537               585
                Earnings per common share - Diluted..................          0.15              0.16

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a) Documents filed as part of this Report:

         (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8, beginning on p. 21 of this Report.

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

          (3) Exhibits

 Exhibit
   No.                                                  Description
   ---                                                  -----------
  3.1*          Restated Articles of Incorporation of Cost-U-Less, Inc.
  3.2*          Amended and Restated Bylaws of Cost-U-Less, Inc.
  10.1*         1998 Stock Incentive Compensation Plan
  10.2*         Amended and Restated 1989 Stock Option Plan
  10.3*         Form of Director Stock Option Agreement (Vesting)
  10.4*         Form of Director Stock Option Agreement (Nonvesting)
  10.5*         Common Stock Purchase Warrant between the Company and Michael J. Rose
  10.6 +        Business Loan Agreement between Bank of America, N.A. and the Company, dated September 15, 2000
  10.7 +        Promissory Note between Bank of America N.A. and the Company, dated August 1, 2001
  10.8*         Construction/Permanent Loan Agreement by and among CULUSVI, Inc., the Company and Banco
                Popular de Puerto Rico, dated November 6, 1997
  10.9*         Lease Agreement between Westmall Limited and the Company, effective March 1, 1998
  10.10**       Lease Agreement between Fiji Public Service Association and the Company, dated June 4, 1998
  10.11*        Lease Agreement between Baroud Real Estate Development N.V. and the Company, dated
                April 3, 1998
  10.12*        Ground Lease between Market Square East, Inc. and the Company, dated October 20, 1997
  10.13*        Sublease Agreement between Tamuning Capital Investment, Inc. and the Company dated July 15,
                1994
  10.14*        Lease Agreement between Ottoville Development Company and the Company, dated March 9,
                1994
  10.15*        Lease Agreement between Inmostrat Corporation and the Company, dated August 1993
  10.16*        Lease Agreement between Hassan Rahman and the Company, dated July 30, 1993
  10.17*        Industrial Real Estate Lease (Single-Tenant Facility) between Hilo Partners and the Company,
                Dated September 1, 1991
  10.18*        Indenture of Lease between Kai Pacific Limited and the Company, dated August 30, 1991
  10.19*        Lease Agreement between Tonko Reyes, Inc. and the Company, dated July 1991
  10.20****     Purchase Agreement between Kula Fund and the Company, dated July 28, 1998
  10.21****     Common Stock Purchase Warrant between Kula Fund and the Company, dated July 28, 1998

 Exhibit
   No                                                   Description
   ---                                                  -----------
  10.22***      Rights Agreement dated March 15, 1999 between the Company and ChaseMellon Shareholder
                Services, L.L.C., as rights agent
  10.23****     Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten) and the Company, dated
                February 19, 1999
  10.24*****    Sublease Agreement between New Breed Distribution Corp. of California, Inc. and the Company
                Dated November 1, 1999.
  10.25*****    Lease Agreement between AMB Property, L.P., and the Company dated December 2, 1999.
  10.26 +       Lease Agreement between BDC Preston Properties One Limited Partnership and the Company dated April 27, 2000.
  23.1 ++       Consent of Ernst & Young LLP, Independent Auditors
  24.1 +        Power of Attorney

--------------

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

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q dated September 2, 1998.

*** Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 15, 1999.

**** Incorporated by reference to the Company's Annual Report on Form 10-K dated March 26, 1999.

***** Incorporated by reference to the Company's Annual Report on Form 10-K dated March 27, 2000, as amended on April 5, 2000.

+ Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated March 28, 2001

++    Filed herewith

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

                                           COST-U-LESS, INC.

Date: March 29, 2002                       By:       /s/  J. JEFFREY MEDER
                                           -------------------------------------
                                                      J. Jeffrey Meder
                                                       President and
                                                  Chief Executive Officer

                                                                     SCHEDULE II

                                COST-U-LESS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                           Balance at                               Balance at
                                                                            Beginning                    (1)          End of
                               Description                                  of Year      Additions    Deductions       Year
                               -----------                                  -------      ---------    ----------       ----
Year Ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts........................................      $150,000     $205,000      $101,000      $254,000

Year Ended December 26, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts........................................      $143,000     $ 93,000      $ 86,000      $150,000

Year Ended December 27, 1998:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts........................................      $ 25,000     $127,000      $  9,000      $143,000

---------------
(1)  Uncollectible accounts written off, net of recoveries.