Form 10-K
period 2001-12-30
COST U LESS INC
filed 2002-04-01
CIK 851368

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24543

                               ------------------

                                COST-U-LESS, INC.
             (Exact Name of Registrant as Specified in its Charter)
                               ------------------

               Washington 91-1615590 (State or Other Jurisdiction
                        (I.R.S. Employer of Incorporation
                       or Organization)Identification No.)

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

                              ------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on March 20, 2002, as reported on the Nasdaq SmallCap Market was approximately $4,970,689 (1).

The number of shares of the registrant's Common Stock outstanding at March 20, 2002 was 3,606,376.

(1) Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 14, 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
================================================================================

                                    PART I

     This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations and beliefs regarding our business strategy, attributes for successful stores, merchandising and distribution, our beliefs regarding the future success of our stores and our merchandising strategy, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding our ability to hire and retain personnel and the labor costs associated with island wages, our beliefs regarding period to period results of operations, our expectations regarding future growth and financial performance our expectations regarding international sales and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies, our expectations regarding fluctuations in revenues, operating results and comparable store sales, our beliefs and expectations regarding our existing facilities and the availability of additional space in the future, our intent to use all available funds for the expansion and the operation of our business and not to declare or pay any cash dividends, our beliefs and expectations regarding our results of operation and financial position, our intentions and expectations regarding utilization of tax benefits and credits, our beliefs and expectations regarding liquidity and capital resources and that amounts available under our various credit facilities, existing cash available for working capital purposes and cash flow from operations will be sufficient to meet our cash requirements, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled "Risk Factors That May Affect Future Results" below. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

     As used in this annual report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "the Company," and "Cost-U-Less" refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Item 1. Business

Overview
     Cost-U-Less operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. The Company's primary strategy is to operate in island markets, offering predominately U.S. branded goods. The Company currently operates eleven stores: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

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

     In 1998, the Company opened two stores in Fiji. In 1999, the Company opened two stores in New Zealand and one in Curacao. In 2000, the Company opened a store in St. Maarten, located in the Caribbean near the Company's St. Thomas and St. Croix stores.

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

     In February 2001, the Company closed one of its two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of its store in Nadi, Fiji. The Company's remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji.

     During the remainder of fiscal 2001, the Company focused on improving the operations and merchandising of its eleven stores.

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

     Expand to New Markets. The Company intends to pursue future growth by expanding into markets that other warehouse clubs and discount retailers have not yet entered, particularly in the Pacific and Caribbean regions. The pace at which the Company will open new stores will be dictated by its strategic planning process. The Company plans to refine its expansion efforts to focus on markets with high U.S. brand awareness and demand, as well as other attributes that typify its most successful stores. Future development of the Company's business will be directed to markets in which the Company can compete effectively by offering competitive prices while maintaining low costs of goods and services to consumers. Currently, the Company has no plans to open new stores during 2002, but is in the process of analyzing opportunities for new stores in the future.

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

     Offer U.S. Goods to Meet Market Demand. The Company believes that markets that have awareness and acceptance of U.S. goods but have limited access to those goods offer substantial sales and profit potential. The Company believes procuring U.S. goods in large volumes and shipping them long distances to island stores are two of its core competencies.

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

Store Economics
     The Company's eleven stores that were open during all of fiscal 2001 generated annual average net sales of approximately $14.7 million, average net sales per square foot of approximately $485, average annual per store contribution of approximately $570,000, and average annual per store contribution before depreciation of approximately $690,000. Store contribution is store gross profit less direct store operating expenses. The average investment in buildings, equipment and leasehold improvements as of December 30, 2001 in these eleven stores was approximately $1.2 million. The average investment in inventory, net of accounts payable of approximately 63%, was $625,000 at December 30, 2001. The store contribution return on average investment for fiscal 2001 for these eleven stores was approximately 30%.

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

     The Company has used considerable care in developing its store layout, which features a logical flow to encourage shopping of all departments. When ready for check out, the customer proceeds to the check-out area in the front of the store, which usually features 10 lanes. During a typical store visit, the average customer will spend approximately $45. Various forms of payment are accepted, including food stamps and debit and credit cards, and credit is extended to some local businesses and government agencies. Utilizing a no-frills approach, the stores display items in steel racking, usually on the vendor's pallets or in open cases, to maximize warehouse space and minimize labor costs. In-store signage reinforces the basic value image, while stores generate customer excitement through the use of end-cap displays featuring new merchandise and special promotions, food demonstrators offering product samples, and ongoing introduction of new items.

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

     Food-Perishables. Meat, produce, deli, dairy and frozen items represent approximately 27% of a typical store's net sales. The "reach-in" freezers and coolers are substantially larger than those found in the stores of most of the Company's local island competitors.

     Food-Non-perishables. Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 40% of a typical store's net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

     Nonfood. Other nonfood items comprise the remaining 33% of a typical store's net sales, and include tobacco, sundries, health and beauty, office, hardware, electronics, housewares, furniture and sporting goods.

     Purchasing. The Company balances its product mix by providing popular U.S. brand name products together with local ethnic items found in each island region. Approximately 30% of the Company's items are produced locally or purchased through local suppliers in each market. Offering locally purchased merchandise enables the Company to better serve its island customers and offer an innovative variation to the warehouse store format. Store managers are able to purchase product that may be available only on their particular islands. The Company's buyers monitor sales and inventory levels on a daily basis from all of the Company's stores. In an effort to cater to retail customers who generally purchase products for home use, the Company carries products in various product sizes, including single packages, "bulk packages" and mid-sized "value-packs." The Company purchases merchandise from manufacturers and suppliers on a purchase order basis exclusively.

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

Distribution
     The Company currently uses a Company-operated distribution facility in San Leandro, California and independently operated facilities in Port Everglades, Florida, Sacramento, California, Auckland, New Zealand and Sydney, Australia. The Company has no written agreements with the independently operated distribution facilities, but instead has month-to-month service relationships. At each distribution facility, merchandise is received, consolidated and cross-docked, and ultimately shipped in fully loaded containers to the Company's stores. The depot has a "lane" designated for each store; when a full container load is queued into the lane, it is loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Management has significant experience and long-term relationships with steamship lines and, with its present volume, has negotiated what it believes to be competitive transportation rates. The Company does not have a warehouse, but controls inventory levels in stores by maintaining sufficient back stock in stores combined with efficient cross-dock facilities. For perishable items, such as meats, frozen and chill goods, the Company uses independently operated consignment depots. Each supplier of such perishable items pays a storage charge for use of the depots based on the amount of space used for the storage of the supplier's goods. Fruits and vegetables are purchased direct from established suppliers who load the refrigerated containers on a direct basis for each store.

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

     The Company strives to attract and retain highly motivated, performance-oriented employees and managers by offering competitive compensation, including bonus programs based on their performance. During 2000 and 2001, the Company's Manager Bonus Program paid managers an annual bonus based on store and departmental profitability targets. Prior to 2000, the Company's Manager Bonus Program was based on the net income of the Company. In 2001, the Company also implemented a sales incentive bonus program for all store employees based on sales targets. Although the Company believes that it generally pays its employees above-market wages and is thereby able to attract and retain high-quality employees, it further believes that island wages are generally lower than mainland wages and thus result in comparatively lower labor costs.

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

Competition
     The warehouse club and discount retail businesses are highly competitive. The Company historically has faced significant competition from warehouse clubs and discount retailers such as Wal-Mart, Kmart and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. The Company's competition also consists of discount retailers and other national and international grocery store chains. Some of the Company's competitors have substantially greater resources, buying power and name recognition than the Company. The Company plans to target its future expansion in additional island markets that it believes are underserved by existing retailers and not yet penetrated by large warehouse clubs and discount retailers. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While the Company expects that the size of many of the markets in which it operates or expects to enter will delay or deter entry by many of its larger competitors, there can be no assurance that the Company's larger competitors will not decide to enter these markets or that other competitors will not compete more effectively against the Company. The Company's gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. The Company may be required to implement price reductions and other actions in order to remain competitive in its markets. PriceSmart, a membership warehouse club, opened a store in May 2001 on St. Thomas, where the Company has an established market share. To remain competitive in St. Thomas, the Company implemented a customer rewards program, which presents customers with merchandise certificates based on the achievement of specified levels of customer purchases. Additionally, PriceSmart opened a store in Guam in March of 2002. In response, the Company has remodeled its Dededo store and has increased its price competitiveness and marketing activities in Guam. The Company's ability to expand into new markets and operate profitably in new and existing markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

Intellectual Property
     The Company obtains proprietary rights protection for trademarks by filing applications for registrable marks with the U.S. Patent and Trademark Office. The Company has been granted federal registration of the name and stylized logo "Cost-U-Less." In addition, the Company relies on trade secret laws to protect its proprietary rights. While the Company believes that its trademarks and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees technical competence and the Company's business strategy.

     There can be no assurance that third parties will not assert claims against the Company with respect to existing and future trademarks, trade names and sales techniques. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's management, whether or not such litigation is determined in the favor of the Company.

Governmental Regulation
     The Company is subject to various applicable laws and regulations administered by federal, state and foreign regulatory authorities, including, but not limited to, laws and regulations regarding tax, tariffs, currency repatriation, zoning, employment and licensing requirements. Additionally, as the Company pursues future expansion in foreign countries, the Company's operations will be subject to additional foreign regulatory standards, laws and regulations, in addition to customs, duties and immigration laws and regulations. Changes in the foregoing laws and regulations, or their interpretation by agencies and the courts, occur from time to time. While the Company believes that it presently complies in all material respects with such laws and regulations, there can be no assurance that future compliance will not have a material adverse effect on the Company's business, financial condition and operating results. See "Risk Factors That May Affect Future Results--Risks Associated With Island and International Operations."

Employees
     As of March 10, 2002, the Company had 42 full-time employees at its corporate headquarters in Preston, Washington, and 14 employees at its main distribution facility in San Leandro, California. In total, the Company employs approximately 500 people worldwide. None of the Company's employees are covered by collective bargaining agreements.

Risk Factors That May Affect Future Results
     You should carefully consider the following factors that may affect future results and other information included in this Annual Report. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial also may impair our business operations or could cause actual results to differ from historical results or those anticipated. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

     Small Store Base. The Company opened its first store in 1989, opened a total of 21 stores through December 2001, and presently operates eleven stores. The Company's closure of ten stores has adversely affected the Company's operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a decline in profitability, or (iii) the Company's general and administrative expenses increase to address the Company's expanded operations, the effect on the Company's operating results would be more significant than would be the case if the Company had a larger store base, and could have a material adverse effect on the Company's business, financial condition and operating results. Although the Company intends to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company's ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of its small store base.

     Competition. The warehouse club and discount retail businesses are highly competitive. The Company historically has faced significant competition from warehouse clubs and discount retailers, such as Wal-Mart, and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. The Company's competition also consists of discount retailers and other national and international grocery store chains. Some of the Company's competitors have substantially greater resources, buying power and name recognition than the Company. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While the Company expects that the size of many of the markets in which it operates or expects to enter will delay or deter entry by many of its larger competitors, there can be no assurance that the Company's larger competitors will not decide to enter these markets or that other competitors will not compete more effectively against the Company. The Company's gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. The Company may be required to implement price reductions and other actions in order to remain competitive in its markets. PriceSmart opened a store in May 2001 on St. Thomas, where the Company has an established market share. To remain competitive in St. Thomas, the Company implemented a customer rewards program, which presents customers with merchandise certificates based on the achievement of specified levels of customer purchases. Additionally, PriceSmart opened a store in Guam in March of 2002. In response, the Company has remodeled its Dededo store and has increased its price competitiveness and marketing activities in Guam. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

     Ability to Manage Growth. The success of the Company's future growth strategy will depend to a significant degree on the Company's ability to (i) operate stores on a profitable basis, (ii) expand its operations through the opening of new stores, (iii) properly identify and enter new markets, (iv) locate suitable store sites, (v) negotiate acceptable lease terms, (vi) locate local developers to construct facilities to lease, (vii) construct or refurbish sites, and (viii) obtain necessary funds on satisfactory terms. The Company has not opened stores in foreign island markets at a rapid pace and has no store openings planned for 2002. The Company has no operating experience in many of the markets in which it may open new stores. In fact, in June 2000, the Company closed the two stores that it had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from other Company stores. Additionally, the Company closed one of its two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry.

The resulting economic downturn severely impacted the performance of its store in Nadi, which was closed in February 2001. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those currently encountered by the Company. There can be no assurance that the Company will be able to adapt its operations to support its future expansion plans or that the Company's new stores will be profitable. Any failure by the Company to mange its growth could have a material adverse affect on the Company's business and results of operations.

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

     The Company may not be able to fully pursue its future growth strategy by expanding into new island markets. The Company believes that there are certain attributes of appropriate markets into which the Company may expand its operations through the opening of new stores, including:

     o Acceptance and demand for U.S. goods;

     o Familiarity with the warehouse concept;

     o Absence of large warehouse club competition;

     o Stable political and regulatory environment; and

     o Favorable pricing structure to provide adequate return on investment

     The Company believes the number of new island markets with these attributes is limited in number and is decreasing as a result of, among other things, the entry by many of the Company's larger competitors into these markets. If the Company is unable to expand into new island markets ahead of large warehouse club competitors, its business, financial condition and results of operations may be adversely affected.

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

     Risks Associated With Island and International Operations. The Company's net sales from island operations represented approximately 88% of the Company's total net sales for fiscal 2001. The Company expects that its island and international operations together will continue to account for nearly all of its total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to the Company's ability to manage its operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods.

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

     Uncertainties Associated With Expansion Outside U.S. Territories. Currently, eight of the Company's stores are located in the U.S. Territories and foreign island countries throughout the Pacific and Caribbean. The remaining three stores are in Hawaii and California. The Company's future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those currently encountered by the Company, including risks associated with being further removed from the political and economic systems in the United States. The Company does not currently engage in currency hedging activities. On February 15, 2001, the Company closed one of the two stores it operated in Fiji due primarily to the impact that the political turmoil in Fiji was having on the tourist industry, with the resulting economic downturn severely impacting its store in Nadi. The Company's remaining store in Fiji is located in the city of Suva, which is the capital of Fiji and the primary population center. There can be no assurance that further political and economic changes in Fiji will not have a material adverse effect on the Company's business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations, and specifically those associated with the Company's store in Fiji, could have a material adverse effect on the Company's business, financial condition and operating results.

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

     Utilization of Tax Benefits. The Company's ability to utilize various tax benefits and credits is dependent on its ability to generate adequate taxable income in the United States and in foreign jurisdictions. As of December 30, 2001, the Company had recognized an aggregate foreign tax benefit of $2.4 million on foreign operating losses and a corresponding valuation allowance of $1.8 million. Approximately one-half of the Net Operating Losses ("NOL's") will begin expiring in the year 2006. The remaining NOL's were generated in Curacao, St. Maarten and Australia and are not subject to expiration time limits. Additionally, during fiscal 2001 and fiscal 2000, the Company recorded foreign tax credits of $0.4 million and $0.3 million, respectively, with corresponding valuation allowances for the entire amount of the credits. Utilization of the tax benefit and foreign tax credits is dependent on the Company generating future taxable income. There can be no assurance that the Company will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on the Company's business, financial condition and operating results. See "Notes to Consolidated Financial Statements--Income Taxes."

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

     On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company's Common Stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire the Company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of December 30, 2001, no rights have become exercisable.

     Decreases in Sales. Fluctuations in Comparable Store Sales. Sales declined 4.5% in fiscal 2001 as compared to fiscal 2000. Sales increased 11.5% in fiscal 2000 over fiscal 1999, increased 24.8% in fiscal 1999 over 1998, and increased 7.2% in 1998 over 1997. Sales in fiscal 1997 declined 7.4% compared to fiscal 1996. The decline in fiscal 2001 was primarily due to the impact of deteriorating ecomomies in Guam, Samoa and Curacao, Netherlands Antilles, as well as the impact of the opening of a membership warehouse club in St. Thomas. The decline in 1997 was primarily due to store closures in the continental United States and to a slight decline in comparable store (stores open at least 13 months) sales, largely attributable to the Hawaii market. The fiscal 2000 increase was primarily due to sales from the St. Maarten store opened in June 2000, an increase in business sales, the benefit of an additional week of sales in fiscal 2000 as compared to fiscal 1999 and sales from the New Zealand stores that opened in November 1999 and were closed in June 2000. The increase in fiscal 1999 and fiscal 1998 was primarily due to additional stores. Comparable store sales decreased 4.7% in fiscal 2001, 2.2% in fiscal 2000 and 0.5% in fiscal 1997. Comparable store sales increased 6.8% in fiscal 1999 and 9.9% in fiscal 1998.

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

     Ability to Maintain Existing Credit and Obtain Additional Credit. The Company believes that amounts available under its various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund the Company operations through the next 12 months. However, if the Company were to lose any of its various credit facilities, it could cause the Company's cash requirements to exceed what is currently available under its existing credit facilities. There can be no assurance that the Company will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to the Company.

Item 2. Properties
     The Company currently leases a majority of its existing store locations. The Company also leases the land for the St. Thomas and St. Maarten stores, but owns the store facilities. The stores average approximately 30,000 square feet and range in size from approximately 22,000 square feet to approximately 39,000 square feet. The store leases typically have a term of 10 years with options to lease for an additional 5 to 10 years and typically are net leases. With the exception of the Sonora store, which opened in an existing facility, all of the Company's stores have been built to Company specifications.

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

                                                              Approximate
                                                             Store Square     Lease                         Options to
Location                                    Date Opened         Footage       Term       Expiration Date      Extend
--------------------------------------- ------------------- -------------- ---------- -------------------- -----------
Dededo, Guam .......................... May 1, 1992            31,200      10 years   May 31, 2012          10 years
Hilo, Hawaii .......................... August 27, 1992        23,000      15 years   August 31, 2006       10 years
Kapaa, Kauai .......................... March 18, 1993         22,000      17 years   April 22, 2010        10 years
St. Thomas, USVI (Land Lease) ......... June 25, 1998          36,000      20 years   September 30, 2017    30 years
Sonora, CA ............................ January 27, 1994       23,150      10 years   January 1, 2004       10 years
St. Croix, USVI ....................... November 3, 1994       26,210      10 years   November 1, 2004      10 years
Tamuning, Guam ........................ March 15, 1995         35,000      15 years   March 1, 2010         10 years
Pago Pago, American Samoa ............. March 20, 1995         32,055      10 years   February 28, 2005     15 years
Suva, Fiji ............................ November 12, 1998      30,000      10 years   November 1, 2008      10 years
Curacao, Netherlands Antilles ......... March 2, 1999          38,711      10 years   February 1, 2009      10 years
St. Maarten, Netherlands Antilles       June 29, 2000          36,000      25 years   February 25, 2024     30 years
 (Land Lease) .........................

     The Company relocated its headquarters office in June 2000 and now leases approximately 14,000 square feet of office space for its headquarters in Preston, Washington, which lease expires on December 31, 2003. The Company relocated its Union City, California distribution facility in December 1999, to a distribution facility in San Leandro, California. The San Leandro facility is approximately 56,000 square feet, and the lease expires on January 31, 2007. The Company believes that its distribution facilities will be sufficient to meet the Company's needs at least through the end of fiscal 2003.

Item 3. Legal Proceedings
     The Company may be subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these potential claims cannot be predicted with certainty, management does not believe that any pending legal matters will have a material adverse effect on the Company. However, any adverse outcome to future lawsuits against the Company may result in a material adverse affect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 30, 2001.

                                    PART II

Item 5. Market for Company's Common Stock and Related Shareholder Matters The Company's Common Stock is currently traded on the Nasdaq SmallCap
Market under the symbol "CULS". The number of shareholders of record of the Company's Common Stock at March 20, 2002, was 66.

     The closing price of the Company's common stock as quoted on the Nasdaq Small-cap Market on March 20, 2002 was $1.40 per share. High and low sales prices for the Company's Common Stock for the periods indicated in 2001 and 2000, are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      Stock Price
                                                 ---------------------
Year                                                High        Low
----------------------------------------------   ---------   ---------
Fiscal 2001 (ended December 30, 2001)
  First Quarter ..............................       1.88        1.06
  Second Quarter .............................       2.00        1.50
  Third Quarter ..............................       1.82        0.78
  Fourth Quarter .............................       1.48        0.82
Fiscal 2000 (ended December 31, 2000)
  First Quarter ..............................       4.50        2.06
  Second Quarter .............................       3.00        1.25
  Third Quarter ..............................       2.94        1.25
  Fourth Quarter .............................       1.88        0.94

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the expansion and operations of its business and does not anticipate paying cash dividends in the foreseeable future.

     Concurrent with the Company's initial public offering on Form S-1 (Registration No. 333-52459) on July 23, 1998, the Company sold 160,000 shares of Common Stock at $7.00 per share, in a Concurrent Reg. S Placement to Kula Fund, in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended. As part of the Concurrent Reg. S Placement, the Company also sold to Kula Fund, for nominal consideration, a warrant to purchase 117,000 shares of Common Stock at an exercise price equal to $8.40 per share (120% of the per share price in the initial public offering), which warrant contains standard net issuance provisions, is fully exercisable, and will expire in July 2002.

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

                                                      Dec.30,        Dec.31,        Dec.26,      Dec.27,       Dec.28,
                                                       2001            2000(1)        1999         1998         1997
                                                  -------------- --------------- ------------- ----------- --------------
                                                                    (Restated)
Income Statement Data:
Net sales .......................................   $177,856        $186,299       $167,079   $133,861       $124,865
Gross profit ....................................     28,932          28,349         27,395     22,324         20,468
Operating Expenses:
 Store ..........................................     21,288          21,775         18,254     15,100         14,543
 General and administrative .....................      5,786           6,421          5,654      4,139          3,225
 Store opening ..................................         68             518          1,217        747            327
 Store closing ..................................          0           3,740              0        238          1,346
Operating income (loss) .........................      1,790          (4,105)         2,270      2,100          1,027
Interest expense, net ...........................       (589)           (663)          (403)      (257)          (427)
Other expense ...................................       (155)           (283)           (57)       (10)           (40)
Income (loss) before income taxes ...............      1,046          (5,051)         1,810      1,833            560
Income tax provision ............................        490             460            656        640            197
Net income (loss) ...............................    $   556        $ (5,511)       $ 1,154    $ 1,193        $   363
Earnings (loss) per common share:
 Basic ..........................................    $  0.15        $  (1.53)       $  0.32    $  0.45        $  0.18
 Diluted ........................................    $  0.15        $  (1.53)       $  0.32    $  0.43        $  0.17
Weighted average common shares outstanding,
 diluted ........................................      3,607           3,599          3,618      2,759          2,124
Selected Operating Data:
 Store contribution(2) ..........................    $ 6,109        $  4,940        $ 7,837    $ 6,596        $ 5,475
 Stores opened ..................................          0               1              3          3              0
 Stores closed ..................................          1               2              0          1              2
 Stores open at end of period ...................         11              12             13         10              8
 Average net comparable store sales per
   square foot(3)(4) ............................    $   485        $    498        $   515    $   566        $   485
 Comparable-store net sales increase
   (decrease)(3)(4) .............................       (4.7)%          (2.2)%          6.8%       9.9%           (0.5)%
Consolidated Balance Sheet Data:
Working capital .................................    $ 2,568        $    535        $ 5,992    $ 9,241        $ 3,814
Total assets ....................................     41,606          41,717         45,812     39,270         22,815
Line of credit ..................................      2,173           2,700          2,163          0            376
Long-term debt, less current maturities .........      3,077           3,344          2,517      2,036          1,169
Total shareholders' equity ......................     15,341          14,794         20,665     19,596          9,670

------------
(1) Selected consolidated financial and operating data for 2000 have been restated. For information regarding the restatement, see "Note 1 to the Notes to Consolidated Financial Statements" included in Part II, Item 8.
(2) Store contribution is determined by deducting direct store expenses from store gross profit.
(3) Fiscal 2000 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 2000 have been adjusted to reflect a 52-week year. The Company's fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.
(4) A new store becomes comparable after it has been open for a full 13 months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     This Management's Discussion and Analysis contains forward-looking statements. All statements other than statements of historical fact made in this Annual Report are forward-looking. Forward-looking statements reflect management's current expectations and are subject to risks and uncertainties discussed below, and identified in the section of this annual report on Form 10-K entitled "Risk Factors That May Affect Future Results", that could cause actual results to differ materially from historical results or those anticipated.

Overview
     Cost-U-Less began operations in 1989 by opening a mid-sized warehouse club-style store in Maui, Hawaii. The Company's store concept was successful in the smaller, and in many ways more challenging, island markets. The Company began experimenting in late 1992 with similar stores in various mainland markets. Over the course of a three-year period, the Company opened six mainland stores and seven island stores. However, the Company found that most of the mainland stores did not meet the Company's performance expectations. The Company therefore focused on its core competencies in operating island stores and began closing its mainland stores. Currently only one mainland store remains open and serves as an efficient testing ground for new operating and merchandising methods. The Company intends to retain this store while targeting its future growth on island markets. In 1998, the Company opened two stores in Fiji, and in 1999 the Company opened two stores in New Zealand and one in Curacao, Netherland Antilles.

     During fiscal 2000, the Company focused on improving its mix of stores in its relatively small store base, as under-performing stores may have a materially adverse impact on Company performance. In June 2000, the Company closed its two New Zealand stores and in February 2001, the Company closed its Nadi, Fiji store. Although, the Company had introduced what it believed to be the first warehouse club concept to the New Zealand marketplace, the Company believes that the loyalty of New Zealand customers to many regional brands resulted in disappointing sales of the U.S. brands primarily sold by the Company's two stores. The Company closed the Nadi store primarily due to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of its store in Nadi. These actions were in line with the Company's strategy of evaluating its existing locations and operations in an effort to improve profitability and cash flow.

     On June 29, 2000 the Company opened a store on the island of St. Maarten in the Caribbean. The Company believes this island market has market conditions that resemble those in islands in which the Company has been successful.

     During the remainder of fiscal 2001, the Company focused on improving the operations and merchandising of its eleven stores.

     The Company currently operates eleven retail stores: two stores in Hawaii and Guam and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. The Company's stores are patterned after the warehouse club concept, although the stores (i) are smaller (averaging approximately 30,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly foreign island countries (and U.S. Territories and U.S. island states), where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items, and (iv) do not charge a membership fee. Although the Company does not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

     In 2001, the Company has continued its focus on its core island store operations. The Company has also been reviewing its merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. Currently, the Company has no plans to open new stores during 2002, but is in the procees of analyzing opportunities for future expansion. While management believes these actions can improve profitability, there can be no assurance that these actions will be successful.

     On March 21, 2002, the Company announced that it had determined that the previous accounting treatment historically afforded its foreign currency translation adjustment associated with New Zealand was not consistent with paragraph 14 of Statement of Financial Accounting Standard No.52 (FAS 52).

     In June 2000 the Company discontinued all major business activity in New Zealand upon the closure of its two stores and its Auckland buying office. Although the Company had discontinued store and corporate buying activities in June 2000, for the remainder of 2000 and through the first three quarters of 2001, it continued to base its conclusion that the New Zealand operations were not substantially liquidated on the fact that the Company was still purchasing inventory through the New Zealand subsidiary and negotiating final lease terms on the closed store leases. The Company now believes that, because the level of the ongoing New Zealand activities was so small relative to activities prior to the closures, that "substantial liquidation," as interpreted in paragraph 14 of FAS 52, had in fact occurred in June 2000, and therefore the New Zealand foreign currency translation account should have been written off at that time. The restatement is a result of the Company's re-evaluation of the accounting interpretation and application of FAS 52, and not the result of any improper conduct by Company personnel or lack of internal controls.

     As a result, the New Zealand foreign currency translation adjustments of $388,000, which were previously recorded within Other Comprehensive Income
(loss), have been written off at June 25, 2000, and are included in the Store Closure Expense of $3,740,000 in fiscal 2000.

     Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. Resulting foreign currency transaction losses of $251,000 are included in other expenses of $283,000 in fiscal 2000. Refer to the Company's Form 10-K/A for the year ended December 31, 2000, for a further discussion of the impact of the restatement.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage of the Company's net sales represented by certain consolidated income statement data.

                                                             Fiscal Year Ended
                                              -----------------------------------------------
                                               December 30,     December 31,     December 26,
                                                   2001            2000 *            1999
                                              --------------   --------------   -------------
                                                                 (Restated)
Net sales .................................   100.0 %          100.0 %          100.0 %
Gross margin ..............................     16.3             15.2             16.4
Operating Expenses:
 Store ....................................     12.0             11.7             10.9
 General and administrative ...............      3.3              3.4              3.4
 Store opening ............................      --               0.3              0.7
 Store closing ............................      --               2.0              --
Operating income (loss) ...................      1.0             (2.2)             1.4
Interest expense, net .....................     (0.3)            (0.4)            (0.2)
Other expense .............................     (0.1)            (0.2)             --
Income (loss) before income taxes .........      0.6             (2.8)             1.1
Income tax provision ......................      0.3              0.2              0.4
Net income (loss) .........................      0.3%            (3.0)%            0.7%

* The year ended December 31, 2000 was a 53-week fiscal year. The years ended December 30, 2001 and December 26, 1999 were 52-week fiscal years.

Fiscal 2001 Compared to Fiscal 2000
     Net Sales. Net sales in fiscal 2001 of $177.9 million declined 4.5% as compared to net sales of $186.3 million for the comparable period in the prior year. Excluding the $2.9 million of sales attributable to the additional week in fiscal 2000, sales for fiscal 2001 decreased 3.0% as compared to fiscal 2000. Comparable store sales (stores open at least 13 months) decreased 4.7% during fiscal 2001 as compared to fiscal 2000. The decline in total sales and comparable store sales is primarily due to the impact of deteriorating economies in Guam, Samoa and Curacao, Netherlands Antilles, as well as the impact of a competitor opening a membership warehouse club in St. Thomas in May 2001. Sales from the Company's St. Maarten store, opened in June of 2000, and an increase in business sales more than offset the impact of the loss of sales from the two unprofitable New Zealand stores that were closed in June 2000 and the unprofitable Nadi, Fiji store that was closed in February 2001. The Company believes that its business sales in 2002 will be slightly lower than those attained in 2001.

     Gross Margin. Gross margin improved to $28.9 million, or 16.3% of sales, in fiscal 2001 from $28.3 million, or 15.2% of sales, in fiscal 2000. The increase in gross profit as a percent of sales was primarily due to improvements in store operations and merchandising, as well as from the elimination of low margin sales in the New Zealand and Fiji stores that were closed in mid 2000 and early 2001, respectively.

     Store Expenses. Store expenses decreased $0.5 million in fiscal 2001 to $21.3 million from $21.8 million in fiscal 2000. The decrease was primarily due to the closure of the New Zealand stores. As a percent of sales, store expenses increased slightly to 12.0% in fiscal 2001 from 11.7% in fiscal 2000. The increase as a percent of sales was primarily due to increased utility, insurance, bad debt and bank fee expenses.

     General and Administrative Expense. General and administrative expenses decreased $0.6 million in fiscal 2001 to $5.8 million compared to $6.4 million in fiscal 2000. General and administrative expenses were 3.3% of sales in fiscal 2001, compared to 3.4% in fiscal 2000. The decrease in general and administrative expenses was primarily due to the closure of the Company's buying office in Auckland, New Zealand in June 2000. Additionally, the Company expensed $0.3 million of obsolete equipment in June 2000.

     Store Opening Expense. Store opening expenses decreased $0.4 million to $0.1 million in fiscal 2001, compared to $0.5 million in fiscal 2000. Store opening expenses in fiscal 2001 related to costs associated with the evaluation of potential new store locations. Fiscal 2000 store opening expenses were related to the St. Maarten store that opened in June 2000.

     Store Closing Expense. Store closing expenses of $3.7 million in fiscal 2000, primarily related to the closing of the New Zealand stores in June 2000 and the accruals established for the February 2001 closing of the Nadi, Fiji store. Store closing expenses for fiscal 2000 also include a write-off of approximately $0.4 million of translation losses previously recorded in Other Comprehensive Income, a component of Shareholders' Equity. The Company did not incur any material additional store closure expenses in fiscal 2001 related to its New Zealand or Fiji store closures.

     Net Interest Expense. Net interest expense decreased $0.1 million to $0.6 million in fiscal 2001 as additional interest expense from the long-term borrowings for the construction of the building for the St. Maarten store that opened June 29, 2000 was more than offset by lower average borrowings on the Company's line of credit and reduced interest rates.

     Other expense: Other expense of $0.2 million in fiscal 2001 and $0.3 million in fiscal 2000 was primarily attributable to gains and losses on foreign currency transactions, including intercompany transactions that represent transactions and balances that are non-permanent investments.

     Income Tax Provision. The Company recorded a tax provision in fiscal 2001 of $0.5 million or 46.9% of pre-tax income. The tax provision represents taxes associated with income generated in the U.S. and U.S. Territories, off-set by a bad debt deduction related to Fiji. No taxes or tax benefits were provided on foreign pre-tax losses in fiscal 2001, as the Company cannot predict whether it will be able to generate an adequate amount of taxable income in the future to utilize such benefits. As of December 30, 2001, the Company has foreign net operating loss carryforwards ("NOL's") of approximately $7.0 million, which, if not utilized, will begin expiring in the year 2006. NOL's in Australia, Curacao and St. Maarten of approximately $3.5 million are not subject to expiration time limits. During the years ended December 30, 2001 and December 31, 2000, the Company recorded foreign tax credits of $0.4 million and $0.3 million, respectively. If not utilized, the foreign tax credits will expire in the years 2006 and 2005, respectively. Utilization of the NOL's and foreign tax credit carryforwards may be limited in any given year by alternative minimum tax ("AMT") restrictions, depending upon each year's AMT calculation. The Company's ability to utilize various tax benefits is dependent upon generating taxable income in US and foreign jurisdictions. As a result, the Company has recorded a valuation allowance of $2.6 million attributable to the net operating loss and foreign tax credit carryforwards.

     Net Income (Loss). The net income for fiscal 2001 was $0.6 million, or $0.15 per fully diluted share, compared to a net loss of $5.5 million, or $(1.53) per fully diluted share, for fiscal 2000. The losses in fiscal 2000 resulted primarily from non-recurring charges related to the closure of the two New Zealand stores, New Zealand operating losses and the write-off of obsolete equipment.

Fiscal 2000 Compared to Fiscal 1999
     Net Sales. Net sales in fiscal 2000 increased 11.5% to $186.3 million from $167.1 million in fiscal 1999. The increase was primarily due to sales from the St. Maarten store opened in June 2000, an increase in business sales, the benefit of an additional week of sales in fiscal 2000 as compared to fiscal 1999 and sales from the New Zealand stores that opened in November 1999 and were closed in June 2000. Comparable store sales (stores open at least 13 months) decreased 2.2% during fiscal 2000, compared to a 6.8% increase in fiscal 1999. The decline in comparable-store sales was primarily due to deteriorating economies in Guam and Curacao, Netherland Antilles.

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

     Store Closing Expense. Store closing expenses of $3.7 million in fiscal 2000, primarily related to the closing of the New Zealand stores in June 2000 and the accruals established for the planned closure of the Nadi, Fiji store in February 2001. Closing expenses primarily consist of provisions for lease settlements, fixed asset write-downs, legal expenses and severance agreements. Store closing expenses for fiscal 2000 also include a write-off of approximately $0.4 million of translation losses previously recorded in Other Comprehensive Income, a component of Shareholders' Equity. There were no store closing expenses in fiscal 1999.

     Net Interest Expense. Net interest expense increased $0.3 million to $0.7 million in fiscal 2000 due primarily to additional borrowings incurred during fiscal 2000 resulting from the construction of the new St. Maarten store and higher average borrowings on the line of credit than had existed in fiscal 1999.

     Other expense: Other expense of $0.3 million in fiscal 2000 and $57,000 in fiscal 1999 was primarily attributable to gains and losses on foreign currency transactions.

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

     Net Income (Loss). The net loss for fiscal 2000 was $5.5 million, or $(1.53) per fully diluted share, compared to net income of $1.2 million, or $0.32 per fully diluted share, for fiscal 1999. The net loss in fiscal 2000 resulted primarily from lower margins, increased stores expense, non-recurring charges related to the closing of the two New Zealand stores in June 2000 and accrued expenses associated with the closure of the Nadi, Fiji store in February 2001.

Liquidity and Capital Resources
     The Company has financed its operations with proceeds from its initial public offering, various credit facilities, and internally generated funds. In July 1998, the Company raised $8.7 million in net proceeds from its initial public offering and concurrent private placement. See "Market for Company's Common Stock and Related Shareholder Matters."

     Net cash provided by operations was $1.5 million, $2.6 million, and $0.2 million for fiscal years 2001, 2000 and 1999, respectively. The decrease in net cash provided by operations in 2001 compared to 2000 was primarily due to an increase in inventory, as the Company's inventory levels at the end of fiscal 2000 were lower than the Company preferred due to an over achievement of its inventory reduction program implemented during the fourth quarter of 2000, and a reduction in the Company's store closure reserve. The increase in cash in fiscal 2000 compared to fiscal 1999 was primarily due to improvements in inventory management.

     Net cash used in investing activities was $0.6 million, $3.3 million and $5.5 million, for fiscal years 2001, 2000 and 1999, respectively. Cash was used in fiscal 2001 for general store improvements. The cash used in investing activities in 2000 and 1999 relates to the opening of additional stores. The Company has no plans to open new stores during fiscal 2002, but is in the process of analyzing opportunities for new stores in the future.

     Net cash used by financing activities of $0.8 million in fiscal 2001 was due to reductions in the outstanding borrowings on both the Company's line of credit and its long-term debt. Net cash provided by financing activities was $0.5 million and $2.1 million, for fiscal years 2000 and 1999, respectively. The cash generated in fiscal 2000 was primarily due to proceeds from long-term debt used to finance the construction of the St. Maarten store that opened June 29, 2000. The cash generated in fiscal 1999 was primarily used to fund the Company's new store opened in Curacao and two new stores opened in New Zealand during 1999.

     Foreign currency translations resulted in a gain of $34,000 in fiscal 2001 and losses of $0.3 million and $0.2 million in fiscal years 2000 and 1999, respectively. The foreign currency translation gains and losses are a result of the translation of the Company's subsidiaries' operating results and balance sheets. In fiscal 2000, the Company wrote off $0.4 million of foreign currency translation losses related to its substantial liquidation of its New Zealand operations.

     On July 31, 2001, the Company extended the term of its $8.0 million line of credit with a financial institution to August 1, 2002. Of the $8.0 million line of credit, $0.5 million is utilized for standby letters of credit, leaving $7.5 million available for operations. At December 30, 2001, the Company had $2.2 million in borrowings outstanding on its line of credit. Borrowings under the line of credit bear interest at variable rates established daily at the Company's option based on the financial institution's prime rate (4.75% at December 30, 2001), or at its one to six month LIBOR or IBOR rate plus 1.75% (4.85% at December 30, 2001). Collateral for the line of credit consists of inventories and equipment. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 30, 2001. The Company is currently in compliance with all such covenants.

     In November 1999, the Company entered into a $2.0 million note payable for the construction of its new store in St. Maarten. The note payable carries interest at the prime rate plus 2% (6.75% at December 30, 2001), and is secured by a first security interest on the St. Maarten leasehold interest and personal property. The interest rate was raised to the prime rate plus 2% (from prime rate plus 1%) after the lender expressed concerns about the financial charges related to the New Zealand store closures.

     The Company believes that amounts available under its various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund the Company operations through the next 12 months. However, if the Company were to lose any of its various credit facilities, it could cause the Company's cash requirements to exceed what is currently available under its existing credit facilities. There can be no assurance that the Company will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to the Company.

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

     The Company does not have any derivative financial instruments as of December 30, 2001.

Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements and supplementary data are included beginning on page 22 of this Report:

                                                                    Page
                                                                   -----
Report of Deloitte & Touche LLP, Independent Auditors ..........   22
Report of Ernst & Young LLP, Independent Auditors ..............   23
Consolidated Financial Statements:
  Consolidated Statements of Operations ........................   24
  Consolidated Balance Sheets ..................................   25
  Consolidated Statements of Shareholders' Equity ..............   26
  Consolidated Statements of Cash Flows ........................   27
  Notes to Consolidated Financial Statements ...................   28

     As more fully disclosed in the Company's Form 10-K/A for the year ended December 31, 2000, the Company restated its 2000 Consolidated Financial Statements.

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Board of Directors
Cost-U-Less, Inc.
Preston, Washington

     We have audited the accompanying consolidated balance sheet of Cost-U-Less, Inc. and subsidiaries (collectively, the Company) as of December 30, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
March 29, 2002

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Cost-U-Less, Inc.

     We have audited the accompanying consolidated balance sheets of Cost-U-Less, Inc. (the "Company") as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cost-U-Less, Inc. at December 31, 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed under the caption "Restatement of Financial Information" in
Note 1 to the Consolidated Financial Statements, the Company has restated its December 31, 2000 Consolidated Financial Statements to account for certain foreign currency translation and transaction items in accordance with Statement of Financial Accounting Standard No.52 (FAS 52).

                                        ERNST & YOUNG LLP

Seattle, Washington
February 23, 2001, except as to the information included under the caption "Restatement of Financial Information" in Note 1, as to which the date is March 29, 2002

                               COST-U-LESS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                                               Fiscal Year Ended
                                                                -----------------------------------------------
                                                                 December 30,     December 31,     December 26,
                                                                     2001             2000             1999
                                                                --------------   --------------   -------------
                                                                                   (Restated)
Net sales ...................................................     $  177,856       $  186,299      $  167,079
Merchandise costs ...........................................        148,924          157,950         139,684
                                                                  ----------       ----------      ----------
Gross profit ................................................         28,932           28,349          27,395
Operating expenses:
  Store .....................................................         21,288           21,775          18,254
  General and administrative ................................          5,786            6,421           5,654
  Store openings ............................................             68              518           1,217
  Store closings ............................................              0            3,740               0
                                                                  ----------       ----------      ----------
Total operating expenses ....................................         27,142           32,454          25,125
                                                                  ----------       ----------      ----------
Operating income (loss) .....................................          1,790           (4,105)          2,270
Other expenses:
  Interest expense, net .....................................           (589)            (663)           (403)
  Other .....................................................           (155)            (283)            (57)
                                                                  ----------       ----------      ----------
Income (loss) before income taxes ...........................          1,046           (5,051)          1,810
Income tax provision ........................................            490              460             656
                                                                  ----------       ----------      ----------
Net income (loss) ...........................................     $      556       $   (5,511)     $    1,154
                                                                  ==========       ==========      ==========
Earnings (loss) per common share:
  Basic .....................................................     $     0.15       $    (1.53)     $     0.32
                                                                  ==========       ==========      ==========
  Diluted ...................................................     $     0.15       $    (1.53)     $     0.32
                                                                  ==========       ==========      ==========
Weighted average common shares outstanding, basic ...........      3,606,376        3,599,374       3,557,789
                                                                  ==========       ==========      ==========
Weighted average common shares outstanding, diluted .........      3,607,238        3,599,374       3,618,193
                                                                  ==========       ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               COST-U-LESS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                         December 30,     December 31,
                                                                             2001             2000
                                                                        --------------   -------------
                                                                                           (Restated)
                                 ASSETS
Current assets:
  Cash and cash equivalents .........................................      $  2,660        $  2,525
   Receivables (net of allowance of $120 and $254 in 2001 and 2000,
    respectively) ...................................................         1,749           2,008
  Income tax receivable .............................................           368             163
  Inventories .......................................................        19,360          18,033
  Prepaid expenses ..................................................           324             215
  Deferred taxes ....................................................           780             675
                                                                           --------        --------
    Total current assets ............................................        25,241          23,619
Buildings and equipment, net ........................................        15,464          16,835
Deposits and other assets ...........................................           801           1,013
Deferred taxes, net .................................................           100             250
                                                                           --------        --------
    Total assets ....................................................      $ 41,606        $ 41,717
                                                                           ========        ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit ....................................................      $  2,173        $  2,700
  Accounts payable ..................................................        15,885          15,504
  Accrued expenses ..................................................         3,824           3,115
  Accrued store closure reserve .....................................           524           1,498
  Current portion of long-term debt .................................           267             267
                                                                           --------        --------
    Total current liabilities .......................................        22,673          23,084
Deferred rent .......................................................           515             495
Long-term debt, less current portion ................................         3,077           3,344
                                                                           --------        --------
    Total liabilities ...............................................        26,265          26,923
Commitments and Contingencies
Shareholders' equity:
Preferred stock--$0.001 par value; Authorized shares--2,000,000;
 Issued and outstanding shares--none ................................            --              --
Common stock--$0.001 par value; Authorized shares--25,000,000;
 Issued and outstanding shares, respectively--3,606,376 and 3,606,376        12,446          12,446
Retained earnings ...................................................         3,557           3,001
Accumulated other comprehensive loss ................................          (662)           (653)
                                                                           --------        --------
    Total shareholders' equity ......................................        15,341          14,794
                                                                           --------        --------
    Total liabilities and shareholders' equity ......................      $ 41,606        $ 41,717
                                                                           ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               COST-U-LESS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                                  Accumulated
                                                          Common        Common                       Other
                                                         Stock--       Stock--      Retained     Comprehensive
                                                          Shares        Amount      Earnings         Loss            Total
                                                       -----------   -----------   ----------   --------------   -------------
Balance at December 27, 1998 .......................    3,539,961     $ 12,305      $  7,358       $  (67)         $19,596
  Net income .......................................           --           --         1,154           --            1,154
  Foreign currency translation adjustments .........           --           --            --         (202)            (202)
                                                                                                                   -------
  Comprehensive income .............................                                                                   952
                                                                                                                   -------
  Exercise of common stock options .................       36,897          117            --           --              117
                                                        ---------     --------      --------       ------          -------
Balance at December 26, 1999 .......................    3,576,858       12,422         8,512         (269)          20,665
  Net loss (Restated) ..............................           --           --        (5,511)          --           (5,511)
  Foreign currency translation adjustments
    (Restated) .....................................           --           --            --         (384)            (384)
                                                                                                                   -------
  Comprehensive loss (Restated) ....................                                                                (5,895)
                                                                                                                   -------
  Exercise of common stock options .................       29,518           24            --           --               24
                                                        ---------     --------      --------       ------          -------
Balance at December 31, 2000 (Restated) ............    3,606,376       12,446         3,001         (653)          14,794
  Net income .......................................           --           --           556           --              556
  Foreign currency translation adjustments .........           --           --            --           (9)              (9)
                                                                                                                   -------
  Comprehensive income .............................                                                                   547
                                                        ---------     --------      --------       ------          -------
Balance at December 30, 2001 . .....................    3,606,376     $ 12,446      $  3,557       $ (662)         $15,341
                                                        =========     ========      ========       ======          =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               COST-U-LESS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     December 30,     December 31,     December 26,
                                                                         2001             2000             1999
                                                                    --------------   --------------   -------------
                                                                                       (Restated)
OPERATING ACTIVITIES:
 Net income (loss) ..............................................      $    556        $  (5,511)       $  1,154
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................         1,886            1,865           1,598
   Writedown of property and equipment ..........................             0              999              46
   Deferred tax (benefit) provision .............................            45              (89)           (184)
   Allowance for doubtful accounts ..............................          (134)             104               7
   Cash provided by (used in) changes in operating assets and liabilities:
     Receivables ................................................           393               10            (434)
     Income tax receivable ......................................          (205)             355            (361)
     Inventories ................................................        (1,327)           3,572          (4,920)
     Prepaid expenses ...........................................          (109)              50             (54)
     Deposits and other assets ..................................           212              (39)           (158)
     Accounts payable ...........................................           381           (1,020)          3,028
     Accrued expenses ...........................................           709              733             573
     Accrued store closure reserve ..............................          (974)           1,498               0
     Deferred rent ..............................................            20               81            (110)
                                                                       --------        ---------        --------
       Net cash provided by operating activities ................         1,453            2,608             185
INVESTING ACTIVITY:
 Cash used to purchase buildings and equipment ..................          (558)          (3,262)         (5,495)
FINANCING ACTIVITIES:
 Proceeds from sale of common stock .............................             0               24             117
 Proceeds (payments) from (on) line of credit, net ..............          (527)             537           2,163
 Proceeds from long-term debt ...................................             0            1,093             907
 Payments on long-term debt .....................................          (267)            (421)           (637)
 Payments on capital lease obligations ..........................             0             (725)           (451)
                                                                       --------        ---------        --------
       Net cash provided (used) by financing activities .........          (794)             508           2,099
 Foreign currency translation adjustments .......................            34             (258)           (202)
                                                                       --------        ---------        --------
Net increase (decrease) in cash and cash equivalents ............           135             (404)         (3,413)
Cash and cash equivalents:
 Beginning of period ............................................         2,525            2,929           6,342
                                                                       --------        ---------        --------
 End of period ..................................................      $  2,660        $   2,525        $  2,929
                                                                       ========        =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
   Interest .....................................................      $    624        $     816        $    478
   Income taxes .................................................      $    696        $     276        $  1,187

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               COST-U-LESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business
     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At December 30, 2001, the Company operated eleven stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa and the Republic of Fiji (Fiji). In the second quarter of fiscal 2000, the Company closed its two New Zealand stores. On June 29, 2000, the Company opened a store in St. Maarten, Netherlands Antilles. In February 2001, the Company closed its Nadi, Fiji store. The Company continues to operate its other store in Fiji, located in the city of Suva.

Restatement of Financial Information

     The Company has determined that the previous accounting treatment historically afforded its foreign currency translation adjustment associated with New Zealand was not consistent with paragraph 14 of Statement of Financial Accounting Standard No.52 (FAS 52).

     In June 2000 the Company discontinued all major business activity in New Zealand upon the closure of its two stores and its Auckland buying office. Although the Company had discontinued store and corporate buying activities in June 2000, for the remainder of 2000 and through the first three quarters of 2001, it continued to base its conclusion that the New Zealand operations were not substantially liquidated on the fact that the Company was still purchasing inventory through the New Zealand subsidiary and negotiating final lease terms on the closed store leases. The Company now believes that, because the level of the ongoing New Zealand activities was so small relative to activities prior to the closures, that "substantial liquidation", as interpreted in paragraph 14 of FAS 52, had in fact occurred in June 2000, and therefore the New Zealand foreign currency translation account should have been written off at that time.

     As a result, the New Zealand foreign currency translation adjustments of $388,000, which were previously recorded within Other Comprehensive Income
(loss), have been written off at June 25, 2000, and are included in the Store Closure Expense of $3,740,000 in fiscal 2000.

     Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. Resulting foreign currency transaction losses of $251,000 are included in other expenses of $283,000 in fiscal 2000.

Fiscal Year
     The Company's fiscal year ends on the last Sunday in December. The year ended December 31, 2000 was a 53-week fiscal year. The years ended December 30, 2001 and December 26, 1999 were 52-week fiscal years.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji and New Zealand. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to: allowance for doubtful accounts; depreciable lives of assets; reserves for store closure expenses; and tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from those estimates.

Foreign Currency Translations and Comprehensive Income
     The U.S. dollar is the functional currency for all locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. Prior to the closure of the New Zealand stores in June 2000, the functional currency for New Zealand was its local currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as accumulated other comprehensive income (loss), a component of Shareholders' Equity. Realized and unrealized gains on foreign currency transactions are included in other income (expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period the Company has substantially liquidated operations in that country.

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Cash Equivalents
     The Company considers all highly liquid investments with an initial maturity three months or less to be cash equivalents.

Financial Instruments
     The carrying value of financial instruments, including cash, cash equivalents, receivables, payables, and long-term debt, approximates market value at December 30, 2001 and December 31, 2000.

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

Long Lived Assets
     When facts and circumstances indicate that the carrying values of long-lived assets, including intangibles, may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

Accounts Payable
     The Company's major bank accounts are replenished as checks are presented. Accordingly, included in accounts payable at December 30, 2001 and December 31, 2000 are $2.6 million and $2.2 million, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

Revenue Recognition
     The Company recognizes revenue from product sales when the customer purchases the products, generally at the point of sale.

Advertising Costs
     The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 2001, 2000 and 1999 were not material to the Company's operating results.

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

Income Taxes
     Income tax expense includes U.S. and foreign income taxes. The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that more likely than not will be realized.

Segment Reporting
     The Company operates mid-sized warehouse club-style stores in the United States (U.S.), U.S. Territories, and foreign island countries throughout the Pacific and the Caribbean. The Company's retail operations are its only reportable segment. The financial information used by the Company's chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment.

Reclassifications
     Certain reclassifications of prior years' balances have been made for consistent presentation with the current year.

New Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138, which establishes standards for recognition, measurement, and reporting of derivatives and hedging activities and was effective for the Company beginning January 1, 2001. The Company's adoption of this new accounting standard on January 1, 2001 did not have a material impact on the Company's financial condition or results of operations, as the Company does not have derivative financial instruments nor does it participate in hedging activities.

     During 2001, the FASB issued SFAS Nos.141, "Business Combinations", 142 "Goodwill and Other Intangible Assets", 143 "Accounting for Asset Retirement Obligations", and 144 "Accounting for Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of". The Company does not believe that the adoption of these accounting standards will have a material impact on its consolidated financial statements.

2. Buildings and Equipment
     Buildings and equipment consist of the following (in thousands) at:

                                                   December 30,   December 31,
                                                       2001           2000
                                                  -------------- -------------
                                                                   (Restated)
  Buildings .....................................    $  7,113       $  7,106
  Equipment .....................................      15,450         14,965
  Leasehold improvements ........................       1,474          1,434
                                                     --------       --------
  Buildings, equipment and leasehold
  improvements ..................................      24,037         23,505
  Less accumulated depreciation and
  amortization ..................................       8,582          6,696
                                                     --------       --------
   Net book value of depreciable assets .........      15,455         16,809
  Computer system and software
  development in progress .......................           9             26
                                                     --------       --------
  Total Buildings and Equipment .................    $ 15,464       $ 16,835
                                                     ========       ========

3. Line of Credit
     The Company maintains an $8,000,000 line of credit with a commercial bank that expires August 1, 2002. Borrowings under the line of credit bear interest at the Company's option of the financial institution's prime rate (4.75% at December 30, 2001), or at LIBOR plus 1.75% (4.85% at December 30, 2001). Borrowings are secured by inventories and equipment. Amounts available under the line of credit are reduced by outstanding standby letters of credit of $0.5 million.

     In accordance with the terms of this line of credit, the Company is required to maintain certain financial covenants. As of and during the year ended December 30, 2001, the Company was in compliance with all such covenants.

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

4. Long-Term Debt
     In conjunction with the construction of the St. Thomas store in 1998, the Company entered into a $2,000,000 note payable to a bank which matures in June 2013. Interest on the note at December 30, 2001 is at the prime rate plus 2% (6.75%). As of December 30, 2001, there was a balance owed of $1,544,444, which is secured by a first leasehold priority mortgage on the St. Thomas building. The Company makes principal payments of approximately $11,000 per month.

     In November 1999, the Company entered into a $2,000,000 credit facility with a financial institution to fund the construction of the St. Maarten store. As of December 30, 2001, there was a balance owed of $1,800,002 against this credit facility. Interest on the note at December 30, 2001 is at the prime rate plus 2% (6.75%). The credit facility is secured by a first leasehold security interest on the St. Maarten property. The Company makes principal payments of approximately $11,000 per month.

     Maturities of long-term debt during the next five fiscal years and thereafter are as follows (in thousands):

  2002 .........................    $  267
  2003 .........................       267
  2004 .........................       267
  2005 .........................       267
  2006 .........................       267
  Thereafter ...................     2,009
                                    ------
    Total ......................    $3,344
                                    ======

5. Interest Expense, Net
     The components of interest, net are as follows (in thousands):

                                             2001         2000        1999
                                           --------   -----------   --------
       Interest Expense ................    $ 589        $ 750       $ 476
       Capitalized Interest ............        0          (86)          0
       Interest Income .................        0           (1)        (73)
                                            -----        ------      -----
        Interest Expense, net ..........    $ 589        $ 663       $ 403
                                            =====        ======      =====

     The interest-carrying costs of capital assets under construction are capitalized based on the Company's weighted average borrowing rate. Capitalized interest in 2000 relates to the construction of the St. Maarten store.

6. Income Taxes
     Income (loss) before income taxes by jurisdiction is as follows (in thousands):

                                                  2001           2000          1999
                                               ----------   -------------   ----------
                                                              (Restated)
United States ..............................    $  2,052      $  (1,864)     $  3,070
U.S. Territories ...........................       1,078          1,335         1,812
Foreign ....................................      (2,084)        (4,522)       (3,072)
                                                --------      ---------      --------
 Income (loss) before income taxes .........    $  1,046      $  (5,051)     $  1,810
                                                ========      =========      ========

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

   The provision for income taxes is as follows (in thousands):

                                          2001        2000       1999
                                       ----------   --------   --------
Current Income Taxes:
 United States .....................     $ 58        $    9     $  217
 U.S. Territories ..................      387           540        653
 Foreign ...........................        0             0        (30)
                                         ----        ------     ------
  Current Income Taxes .............      445           549        840
                                         ----        ------     ------
Deferred Income Taxes
 United States .....................       51           191        346
 U.S. Territories ..................       (6)          (80)       132
 Foreign ...........................        0          (200)      (662)
                                         ------      ------     ------
  Deferred income taxes ............       45           (89)      (184)
                                         ------      ------     ------
Provision for Income Taxes .........     $ 490       $  460     $  656
                                         ======      ======     ======

     A reconciliation of the Company's effective tax rate with the federal statutory rate of 34% for the years ended December 30, 2001, December 31, 2000, and December 26, 1999, is as follows (dollars in thousands):

                                                 2001                    2000                 1999
                                               --------              ------------          -----------
                                                                      (Restated)
Tax at U.S. Statutory Rate .............   $   355     34.0%     $(1,717)      34.0%    $   615     34.0%
Non-Deductible Permanent Differences ...         3      0.2%           3       (0.1)%         3      0.2%
U.S. Tax Losses not Benefited ..........         0      0.0%         506      (10.0)%         0      0.0%
Foreign Tax Losses not Benefited (Taken)      (316)   (30.2)%      1,441      (28.4)%         0      0.0%
Foreign Tax Credit not Taken ...........       393     37.6%         348       (6.9)%         0      0.0%
Statutory Rate Difference as Compared to
 U.S. Statutory Rate ...................        20      1.9%          43       (0.9)%        45      2.5%
Other ..................................        35      3.4%        (164)       3.2%         (7)    (0.4)%
                                           -------  -------      -------    -------     -------  -------
 Effective Income Tax Rate .............   $   490     46.9%     $   460       (9.1)%   $   656     36.2%
                                           =======  =======      =======    =======     =======  =======

     Effective December 26, 1999, the Company elected to treat its wholly-owned subsidiary in New Zealand as a branch for U.S. tax purposes. The effect of such election resulted in a U.S. tax benefit of approximately $396,000 in 1999. In addition, the Company utilized $321,000 of foreign tax credits in the year ended December 26, 1999.

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

   Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       December 30,     December 31,
                                                           2001             2000
                                                      --------------   -------------
Deferred Tax Assets
 Inventory Adjustments ............................      $    130        $    132
 Vacation Accrual .................................           305             198
 Bad Debt Expense .................................           108              67
 Deferred Rent ....................................           175             141
 Store Closure Reserve ............................           209             506
 Net Operating Loss Carryforward--Foreign .........         2,440           2,327
 Foreign tax credits ..............................           741             348
 Other ............................................            54              76
                                                         --------        --------
 Total Deferred Tax Assets ........................         4,162           3,795
  Valuation Allowance .............................        (2,579)         (2,247)
                                                         --------        --------
                                                            1,583           1,548
Deferred Tax Liabilities
 Cash Discounts ...................................           (26)            (13)
 Fixed Asset Basis Difference .....................          (677)           (610)
                                                         --------        --------
 Total Deferred Tax Liabilities ...................          (703)           (623)
                                                         --------        --------
Net Deferred Tax Assets ...........................      $    880        $    925
                                                         ========        ========
Net deferred tax assets are classified on the balance sheet as follows (in thousands):
 Current Assets ...................................      $    780        $    675
 Long-Term Assets, net ............................           100             250
                                                         --------        --------
 Net Deferred Tax Assets ..........................      $    880        $    925
                                                         ========        ========

     As of December 30, 2001, the Company has foreign net operating loss carryforwards ("NOL's") of approximately $7.0 million, which, if not utilized, will begin expiring in the year 2006. NOL's in Australia, Curacao and St. Maarten of approximately $3.5 million are not subject to expiration time limits. During the years ended December 30, 2001 and December 31, 2000, the Company recorded foreign tax credits of $0.4 million and $0.3 million, respectively. If not utilized, the foreign tax credits will expire in the years 2006 and 2005, respectively. Utilization of the NOL's and foreign tax credit carryforwards may be limited in any given year by alternative minimum tax ("AMT") restrictions, depending upon each year's AMT calculation. The Company's ability to utilize various tax benefits is dependent upon generating taxable income in US and foreign jurisdictions. As a result, the Company has recorded a valuation allowance of $2.6 million attributable to the net operating loss and foreign tax credit carryforwards.

7. Shareholders' Equity

Stock Options
     The Company maintains an Amended and Restated 1989 Stock Option Plan (the "1989 Plan"), which provides for the granting of incentive and nonqualified stock options to employees, directors, and consultants of the Company. An aggregate of 398,496 shares of common stock has been authorized for issuance under the 1989 Plan. Options issued under the 1989 Plan vest ratably over five years and expire ten years from the date of grant and were generally granted at prices equal to the fair value on the date of grant. There were 260,798 options available for future grant under the 1989 Plan at December 30, 2001. No additional options will be granted under the 1989 Plan.

     In 1998, the Company adopted, and shareholders approved, issuance of the 1998 Stock Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan, as amended, provides for the granting of various stock awards, including stock options and issuance of restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the 1998 Plan vest at various terms ranging from immediately to five

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

years and expire ten years from the date of grant and are generally granted at prices equal to the fair value on the date of grant. There were 334,994 options available for future grant under the 1998 Plan at December 30, 2001.

     In December 2001, the Company's Board of Directors agreed to suspend their cash compensation until July 2002 and instead accept compensation in the form of 2,000 options to purchase the Company's common stock for each board meeting attended. The options are to be priced at the current market value the day following each Board meeting beginning with the February 2002 board meeting. The options will vest immediately and be exercisable within three years.

     Additionally, the board granted the nine members of senior management of the Company, in consideration of holding their wages at 2001 levels, 10,000 options to purchase the Company's common stock in January 2002. 5,000 of the options vest immediately and the remaining 5,000 options will vest in eighteen months.

     A summary of the status of stock option plans as of December 30, 2001, December 31, 2000, and December 26, 1999, and changes during the years then ended are presented below:

                                                  2001                     2000                     1999
                                         ----------------------- ------------------------ ------------------------
                                                       Weighted                 Weighted                 Weighted
                                                        Average                  Average                 Average
                                                       Exercise                 Exercise                 Exercise
                                            Options      Price      Options       Price      Options      Price
                                         ------------ ---------- ------------- ---------- ------------ -----------
Outstanding, beginning of year .........    528,319    $   4.51      516,266    $   5.40     452,150    $   5.35
 Granted at fair value .................    194,000        1.71      178,213        1.58     114,288        5.03
 Forfeited .............................    (32,226)       3.80     (136,642)       4.93     (13,275)       5.77
 Exercised .............................          0           0      (29,518)        .79     (36,897)       3.18
                                            -------                 --------                 -------
Outstanding, end of year ...............    690,093        3.75      528,319        4.51     516,266        5.40
                                            =======                 ========                 =======

     The following summarizes information related to options outstanding and exercisable at December 30, 2001:

                                  Outstanding                       Exercisable
                     --------------------------------------   -----------------------
                                  Weighted       Weighted                   Weighted
     Range of                      Average       Average                    Average
     Exercise                     Exercise     Contractual                  Exercise
      Prices          Options       Price          Life        Options       Price
------------------   ---------   ----------   -------------   ---------   -----------
 $  0.79 -- 3.38      382,544     $   1.70    9.29 years       330,173     $   1.68
    3.72 -- 6.00       96,402         4.80    6.78 years        64,887         4.69
            7.00      211,147         7.00    6.63 years       199,868         7.00
                      -------                                  -------
                      690,093         3.75                     594,928         3.80
                      =======                                  =======

Pro-Forma Disclosure

     The Company applies APB No. 25 and related interpretations in accounting for options under the 1989 and 1998 Plans. Accordingly, stock compensation has been recognized for the amortized intrinsic value of stock option grants. Had the stock option compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for options granted in 2001, 2000, and 1999, consistent with the fair value methods of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to these pro-forma amounts.

                                                                2001           2000           1999
                                                            -----------   -------------   -----------
                                                                            (Restated)
                                                                (Net income (loss) in thousands)
Net income (loss) as reported .............................   $   556       $  (5,511)      $ 1,154
Net income (loss) pro forma ...............................   $   388       $  (5,702)      $   911
Earnings (loss) per common share, basic as reported .......   $  0.15       $   (1.53)      $  0.32
Earnings (loss) per common share, basic pro forma .........   $  0.11       $   (1.58)      $  0.26
Earnings (loss) per common share, diluted as reported .....   $  0.15       $   (1.53)      $  0.32
Earnings (loss) per common share, diluted pro forma .......   $  0.11       $   (1.58)      $  0.25

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

     The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

                                        2001         2000         1999
                                     ----------   ----------   ----------
Risk-free interest rate ..........   5.17%        6.50%        6.00%
Expected life ....................   5 years      5 years      5 years
Expected dividend yield ..........      0%           0%           0%
Volatility . .....................     71%          92%          84%

     The weighted average fair values of options granted in 2001, 2000, and 1999 were $0.54, $1.18 and $2.63, respectively.

Warrants
     On July 23, 1998, the Company sold 1,380,000 shares of common stock at $7.00 per share in an Initial Public Offering. Concurrent with the Initial Public Offering on July 23, 1998, the Company issued 277,000 warrants to certain shareholders at grant prices ranging from $8.40 to $10.15. At December 30, 2001 and December 31, 2000, these warrants were fully vested and exercisable and expire in July 2002.

Common Stock Reserved
     Common stock reserved for future issuance at December 30, 2001 is as follows:

Stock options .........  1,285,885
Warrants ..............    277,000
                         ---------
                         1,562,885
                         =========

     On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company's common stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the Company's common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time. As of December 30, 2001, no rights have become exercisable.

8. Earnings Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share are computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive.

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

     The following table sets forth the computation of basic and diluted earnings (loss) per common share (dollars in thousands):

                                                                     Fiscal Year Ended
                                                      -----------------------------------------------
                                                       December 30,     December 31,     December 26,
                                                           2001             2000             1999
                                                      --------------   --------------   -------------
                                                                         (Restated)
Numerator:
 Net income (loss) ..................................  $       556       $   (5,511)     $     1,154
                                                       ===========       ==========      ===========
Denominator:
 Denominator for basic earnings per share--weighted
   average shares ...................................    3,606,376        3,599,374        3,557,789
Effect of potentially dilutive shares:
 Stock options and warrants .........................          862                0           60,404
                                                       -----------       ----------      -----------
 Denominator for diluted earnings per share--adjusted
   weighted average shares and assumed conversion of
   stock options and warrants .......................    3,607,238        3,599,374        3,618,193
                                                       ===========       ==========      ===========
Basic earnings (loss) per common share ..............  $      0.15       $    (1.53)     $      0.32
Diluted earnings (loss) per common share ............  $      0.15       $    (1.53)     $      0.32

     Potentially dilutive shares in the amount of 10,421 have been excluded from the dilutive calculation for the fiscal year ended December 31, 2000, as their impact would be anti-dilutive.

9. Geographic Information
     Geographic information pertaining to the Company's one reporting segment is as follows:

                                                                   Long-lived
                                                       Sales         Assets
                                                    -----------   -----------
                                                         (in thousands)
2001
 United States ..................................    $ 46,470       $ 3,711
 U.S. Territories and foreign countries .........     131,386        12,654
                                                     --------       -------
                                                     $177,856       $16,365
                                                     ========       =======
2000 (Restated)
 United States ..................................    $ 45,073       $ 4,452
 U.S. Territories and foreign countries .........     141,226        13,646
                                                     --------       -------
                                                     $186,299       $18,098
                                                     ========       =======
1999
 United States ..................................    $ 38,872       $ 3,817
 U.S. Territories and foreign countries .........     128,207        13,787
                                                     --------       -------
                                                     $167,079       $17,604
                                                     ========       =======

10. Store Closures
     In June 2000, the Company exited the New Zealand market, where it had previously opened two stores in November and December of 1999. In conjunction with the decision to exit the New Zealand Market, the Company recorded $3,372,000 in expenses associated with lease buyouts, fixed asset write-downs, legal expenses, severance payments and other costs typically incurred during the course of a store closure. Additionally, the Company recorded a write-off to store closing expenses of approximately $0.4 million related to translation losses previously recorded in Other Comprehensive Income, a component of Shareholders' Equity. The write-off relates to the Company's recognition of the cumulative translation adjustment resulting from its net investment in New Zealand as expense in the period the Company substantially liquidated operations in that country.

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

     In December 2000, the Company settled one of the two building lease agreements and other store closure related activity, which resulted in the Company recovering $755,000 of previously accrued closure expenses. In October 2001, the Company settled its remaining lease agreement in New Zealand.

     Also in December 2000, the Company decided to close its Nadi, Fiji store effective February 2001. In conjunction with the decision to close the store, the Company accrued $735,000 in expenses associated with fixed asset write-downs, the estimated cost of lease buyouts, and other costs typically incurred during the course of a store closure. The Company has yet to settle its lease agreement in Nadi.

     The following represents the costs charged to expense related to store closures during Fiscal 2000 as well as those that remained in existence at December 30, 2001 and December 31, 2000 (in thousands):

                                                                              December 30,     December 31,
                                                                                  2001             2000
                                                                             --------------   -------------
                                                                                                (Restated)
Accrued store closure reserve at beginning of year .......................       $1,498          $   --
 New Zealand store closure expense recorded in June 2000                                          3,760
 Recovery related to the New Zealand store closure                                                 (755)
 Fiji store closure expense recorded in December 2000                                               735
                                                                                                 ------
Total Expense ............................................................                        3,740
Less: Store closure expenses paid during year ............................          974           1,854
 Write off of New Zealand foreign currency translation adjustment account            --             388
                                                                                 ------          ------
Accrued store closure reserve at end of year .............................       $  524          $1,498
                                                                                 ======          ======

     Total revenues and store operating losses contributed by the three stores closed were as follows (in thousands):

                                       2001        2000         1999
                                    ---------   ----------   ----------
Total revenues ..................    $  500      $ 6,984      $ 4,202
                                     ======      =======      =======
Store operating losses ..........    $  141      $ 2,250      $ 1,005
                                     ======      =======      =======

11. Lease Commitments
     The Company has entered into operating leases for its retail and administrative office locations. The leases range from 3 to 15 years and include renewal options. The Company is required to pay a base rent, plus insurance, taxes, and maintenance.

     A summary of the Company's future minimum lease obligations at December 30, 2001 under leases with initial or remaining terms of one year or more is as follows (in thousands):

2002 ...............    $  4,623
2003 ...............       4,588
2004 ...............       4,249
2005 ...............       3,690
2006 ...............       3,664
Thereafter .........      14,679
                        --------
                        $ 35,493
                        ========

     Rent expense under operating leases for the fiscal years ended December 30, 2001, December 31, 2000, and December 26, 1999 totaled $5.0 million, $5.4 million and $4.3 million, respectively.

12. Employee Benefit Plans
     The Company maintains a 40l(k) profit-sharing plan covering all eligible employees over the age of 18 with at least six months of service. Participating employees may elect to defer and contribute up to 15% of their compensation to the plan, subject to annual limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 25%. The Company's matching contributions to the plan approximated $90,000 $114,000 and $90,000, in fiscal 2001, 2000, and 1999, respectively.

                               COST-U-LESS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

     During 2000, the Company changed its Manager Bonus Program to one under which managers are paid an annual bonus based on store and departmental profitability targets. Prior to 2000, the Company's Manager Bonus Program was based on the net income of the Company. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under these programs totaled $179,000, $184,000 and $284,000 for fiscal 2001, 2000 and
1999, respectively.

     During 2001, the Company implemented a sales incentive bonus program for all store employees based on sales targets. These bonuses are paid monthly and were approximately $17,000 in fiscal 2001.

13. Quarterly Financial Data (Unaudited)
     The following is a summary of the Company's unaudited quarterly results of operations:

                                                                              Earnings (Loss)
                                                                                Per Common
                                Store                             Net               Share (3)
                                Weeks                  Gross     Income   ------------------------
                              in Period   Net Sales   Profit   (Loss)(3)     Basic      Diluted
                             ----------- ----------- -------- ----------- ----------- -----------
                                    (in thousands, except store weeks and per-share data)
Fiscal 2001 (1)
 First quarter ............. 151           $43,978    $7,091   $     43    $   0.01    $   0.01
 Second quarter ............ 143            44,384     6,996         62        0.02        0.02
 Third quarter ............. 143            42,828     7,169        150        0.04        0.04
 Fourth quarter ............ 143            46,666     7,676        301        0.08        0.08
Fiscal 2000 (Restated) (1)
 First quarter ............. 169           $44,272    $6,656   $   (827)  $   (0.23)  $   (0.23)
 Second quarter (2) ........ 157            44,402     6,276     (5,535)  $   (1.54)  $   (1.54)
 Third quarter ............. 156            45,238     7,362        266        0.07        0.07
 Fourth quarter ............ 168            52,387     8,055        585        0.16        0.16

------------
(1) Fiscal 2001 was a 52-week year. Fiscal 2000 was a 53-week year. The Company's fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.
(2) The net loss in second quarter 2000 was due to the accrual for store closure costs of $3.4 million related to the June 2000 closure of the Company's two New Zealand stores, the write-off of $0.4 million related to translation losses previously recorded in Other Comprehensive Income and continued operating losses at such stores.
(3) The following is a summary of the effects of the restatement, as discussed in Note 1, on the Company's consolidated unaudited quarterly results of operations (in thousands, except earnings (loss) per share):

                                                              As Originally
                                                                Reported        As Restated
                                                                --------        -----------
Fiscal 2001:
  First Quarter:
     Net income...........................................       $   116          $     43
     Earnings per common share - Basic & Diluted..........          0.03              0.01
  Second Quarter:
     Net income...........................................            66                62
     Earnings per common share - Basic & Diluted..........          0.02              0.02
  Third Quarter:
     Net income...........................................           136               150
     Earnings per common share - Basic & Diluted..........          0.04              0.04

Fiscal 2000:
  First Quarter:
     Net loss.............................................       $  (748)         $   (827)
     Loss per common share - Basic & Diluted..............         (0.21)            (0.23)
  Second Quarter:
     Net loss.............................................        (5,057)           (5,535)
     Loss per common share - Basic & Diluted..............         (1.40)            (1.54)
  Third Quarter:
     Net income...........................................           396               266
     Earnings per common share - Basic & Diluted..........          0.11              0.07
  Fourth Quarter:
     Net income...........................................           537               585
     Earnings per common share - Basic & Diluted..........          0.15              0.16

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     On December 19, 2001, the Company filed a report on Form 8-K regarding the dismissal of Ernst & Young LLP as its independent accountants. Concurrently, the Company announced the engagement of Deloitte & Touche LLP as its new independent accountants for the fiscal year ending December 30, 2001.

                                   PART III

Item 10. Executive Officers and Directors of the Registrant
     Information called for by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 14, 2002, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 30, 2001, the Company's fiscal year end.

Item 11. Executive Compensation
     Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 14, 2002 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 30, 2001, the Company's fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management Information called for by Part III, Item 12, is included in the Company's
Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 14, 2002 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 30, 2001, the Company's fiscal year end.

Item 13. Certain Relationships and Related Transactions
     Information called for by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 14, 2002 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 30, 2001, the Company's fiscal year end.

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

     (2) Financial Statement Schedules--Schedule II Valuation and Qualifying Accounts.

     The independent auditors' report with respect to the financial statement schedules appears on page 24 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

     (3) Exhibits

                                                                                           Incorporated by Reference
                                                                                -----------------------------------------------
 Exhibit                                                                Filed
   No.                            Description                         Herewith    Form   Exhibit No.    File No.    Filing Date
--------- ---------------------------------------------------------- ---------- ------- ------------- ------------ ------------
    3.1   Restated Articles of Incorporation of Cost-U-Less, Inc.                S-1/A        3.1      333-52459    06/05/1998
    3.2   Amended and Restated Bylaws of Cost-U-Less, Inc.                X
    4.1   Rights Agreement between Cost-U-Less, Inc. and                          8-A         2.1      000-24543    03/15/1999
          ChaseMellon Shareholder Services, L.L.C. as rights agent,
          dated March 15, 1999
    4.2   Form of Common Stock Certificate of Cost-U-Less, Inc.                  S-1/A        4.1      333-52459    07/10/1998
   10.1   Amended and Restated 1998 Stock Incentive                       X
          Compensation Plan*
   10.2   Form of Stock Option Agreement                                  X
   10.3   Amended and Restated 1989 Stock Option Plan*                            S-1        10.2      333-52459    05/12/1998
   10.4   Form of Director Stock Option Agreement (Vesting)*                      S-1        10.3      333-52459    05/12/1998
   10.5   Form of Director Stock Option Agreement (Nonvesting)*                   S-1        10.4      333-52459    05/12/1998
   10.6   Business Loan Agreement between Cost-U-Less, Inc. and                   10-K       10.6      000-24543    04/02/2001
          Bank of America, N.A., dated September 15, 2000
   10.7   Promissory Note made by Cost-U-Less, Inc. in favor of                   10-K       10.7      000-24543    04/02/2001
          Bank of America, N.A., dated September 15, 2000
   10.8   Loan Modification Agreement between Cost-U-Less, Inc.                   10-Q       10.1      000-24543    08/14/2001
          and Bank of America, N.A., dated July 31, 2001
   10.9   Construction/Permanent Loan Agreement by and among                      S-1        10.8      333-52459    05/12/1998
          CULUSVI, Inc., Cost-U-Less, Inc. and Banco Popular de
          Puerto Rico, dated November 6, 1997
   10.10  Employment Agreement between Cost-U-Less, Inc. and              X
          Michael T. Scalzo, dated March 3, 2000*
   10.11  Employment Agreement between Cost-U-Less, Inc. and              X
          Joseph F. Bombara, dated February 20, 2001*
   10.12  Lease Agreement between Westmall Limited and CUL                       S-1/A       10.10     333-52459    06/05/1998
          (Fiji) Limited, effective March 1, 1998
   10.13  Lease Agreement between Fiji Public Service Association                 10-K       10.1      000-24543    09/02/1998
          and CUL (Fiji) Limited, dated June 4, 1998
   10.14  Lease Agreement between Baroud Real Estate                              S-1        10.12     333-52459    05/12/1998
          Development N.V. and C.U.L. (Curacao) N.V., dated
          April 3, 1998
   10.15  Ground Lease between Market Square East, Inc. and                       S-1        10.13     333-52459    05/12/1998
          CULUSVI, Inc., dated October 20, 1997

                                                                                             Incorporated by Reference
                                                                                  ------------------------------------------------
   Exhibit                                                                Filed
     No.                            Description                        Herewith     Form    Exhibit No.    File No.    Filing Date
------------ --------------------------------------------------------- ---------- -------- ------------- ------------ ------------
      10.16  Sublease Agreement between Taumuning Capital                            S-1        10.15     333-52459    05/12/1998
             Investment, Inc. and Cost-U-Less, Inc., dated July 15,
             1994
      10.17  Lease Agreement between Ottoville Development                           S-1        10.16     333-52459    05/12/1998
             Company and Cost-U-Less, Inc., dated March 9, 1994
      10.18  Lease Agreement between Inmostrat Corporation and                       S-1        10.17     333-52459    05/12/1998
             Cost-U-Less, Inc., dated August 1993
      10.19  Lease Agreement between Hassan Rahman and Cost-U-                       S-1        10.18     333-52459    05/12/1998
             Less, Inc., dated July 30, 1993
      10.20  Industrial Real Estate Lease between Hilo Partners and                  S-1        10.19     333-52459    05/12/1998
             Cost-U-Less, Inc., dated September 1, 1991
      10.21  Indenture of Lease between H.C.L. Investments, Inc. and        X
             Cost-U-Less, Inc., dated August 21, 1992
      10.22  Amendment to Lease between H.C.L. Investments, Inc.            X
             and Cost-U-Less, Inc., dated April 27, 2000
      10.23  Purchase Agreement between Cost-U-Less, Inc. and Kula                  10-K        10.23     000-24543    03/26/1999
             Fund Limited, dated July 28, 1998
      10.24  Common Stock Warrant issued to Kula Fund Limited,                      10-K        10.24     000-24543    03/26/1999
             dated July 28, 1998
      10.25  Lease Agreement between Caribe Lumber & Trading N.V.                   10-K        10.26     000-24543    03/26/1999
             (St. Maarten) and CUL Sint Maarten N.V., dated February
             19, 1999
      10.26  Sublease Agreement between New Breed Distribution                     10-K/A       10.27     000-24543    04/05/2000
             Corp of California, Inc. and Cost-U-Less, Inc., dated
             November 1, 1999
      10.27  Lease Agreement between AMB Property, L.P. and Cost-                  10-K/A       10.28     000-24543    04/05/2000
             U-Less, Inc., dated November 12, 1999
      10.28  First Amendment to Lease Agreement between AMB                 X
             Property, L.P. and Cost-U-Less, Inc., dated November 21,
             2001
      10.29  Lease Agreement between BDC One Preston Properties                     10-K        10.26     000-24543    04/02/2001
             Limited Partnership and Cost-U-Less, Inc., dated April
             27, 2000
      10.30  Lease Agreement between Tonko Reyes, Inc., a Guam              X
             corporation and Cost-U-Less, Inc., dated October 22,
             2001
      16.1   Letter re: change in certifying accountant                              8-K        16.1      000-24543    12/21/2001
      21.1   Subsidiaries of Cost-U-Less, Inc.                              X
      23.1   Consent of Deloitte & Touche LLP                               X
      23.2   Consent of Ernst & Young LLP                                   X
      24.10  Power of Attorney (See page 42)

     * Management contract or compensatory plan or arrangement

   (b) Reports on Form 8-K:

     o On December 19, 2001, the Company filed a report on Form 8-K regarding the dismissal of Ernst & Young LLP as its independent accountants. Concurrently, the Company announced the engagement of Deloitte & Touche LLP as its new independent accountants for the fiscal year ending December 30, 2001.

     o On March 28, 2002, the Company filed a report on Form 8-K regarding its March 21, 2002 press release which announced that the Company intended to restate its financial statements for the second quarter of fiscal year 2000 and the fiscal year ending December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COST-U-LESS, INC.

Date: March 29, 2002                    By:     /s/ J. Jeffrey Meder
                                          -------------------------------
                                          J. Jeffrey Meder
                                          President and
                                          Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 29th day of March, 2002.

      Signature                                  Title
      ---------                                  -----

 ---------------------     Chairman of the Board
    David A. Enger

  /s/ J. Jeffrey Meder     President and Chief Executive Officer (Principal
 ---------------------
    J. Jeffrey Meder       Executive Officer)

  /s/ Martin P. Moore      Vice President, Chief Financial Officer, Secretary and
 ---------------------     Treasurer (Principal Financial and Accounting Officer)
     Martin P. Moore


 ---------------------     Director
   Arthur W. Buerk

  /s/ Gary W. Nettles
 ---------------------     Director
    Gary W. Nettles

 /s/ George C. Textor
 ---------------------     Director
   George C. Textor

                                                                    SCHEDULE II

                               COST-U-LESS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at                                  Balance at
                                                Beginning                       (1)          End of
                Description                      of Year      Additions     Deductions        Year
-------------------------------------------   ------------   -----------   ------------   -----------
Year Ended December 30, 2001
Reserves and allowances deducted from asset
 accounts:
Allowance for doubtful accounts ...........     $254,000      $155,000       $289,000      $120,000
Year Ended December 31, 2000
Reserves and allowances deducted from asset
 accounts:
Allowance for doubtful accounts ...........     $150,000      $205,000       $101,000      $254,000
Year Ended December 26, 1999
Reserves and allowances deducted from asset
 accounts:
Allowance for doubtful accounts ...........     $143,000      $ 93,000       $ 86,000      $150,000

------------
(1) Uncollectible accounts written off, net of recoveries.