Form 10-Q
period 2002-03-31
COST U LESS INC
filed 2002-05-15
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The registrant had 3,606,376 common shares, par value $0.001, outstanding at May 10, 2002.

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Operations............. 3
                  Condensed Consolidated Balance Sheets....................... 4
                  Condensed Consolidated Statements of Shareholders' Equity... 5
                  Condensed Consolidated Statements of Cash Flows............. 6
                  Notes to Condensed Consolidated Financial Statements........ 7

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 10

        Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk....................................................... 17


PART II.OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K........................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                   (Unaudited)

                                                                                                13 Weeks Ended
                                                                                                --------------
                                                                                            March 31,       April 1,
                                                                                              2002            2001
                                                                                              ----            ----
                                                                                                           (Restated)
Net sales ..............................................................................   $    44,998    $    43,978
Merchandise costs ......................................................................        37,799         36,887
                                                                                           -----------    -----------
Gross profit ...........................................................................         7,199          7,091

Operating expenses:
     Store .............................................................................         5,488          5,236
     General and administrative ........................................................         1,548          1,440
     Store openings ....................................................................            10             23
     Store closings ....................................................................            --             (3)
                                                                                           -----------    -----------
Total operating expenses ...............................................................         7,046          6,696
                                                                                           -----------    -----------

Operating income .......................................................................           153            395

Other income (expense):
     Interest expense, net .............................................................           (94)          (171)
     Other .............................................................................            58            (96)
                                                                                           -----------    -----------
Income before income taxes .............................................................           117            128

Income tax provision ...................................................................            45             85
                                                                                           -----------    -----------
Net income .............................................................................   $        72    $        43
                                                                                           ===========    ===========

Earnings per common share:
     Basic .............................................................................   $      0.02    $      0.01
                                                                                           ===========    ===========
     Diluted ...........................................................................   $      0.02    $      0.01
                                                                                           ===========    ===========

Weighted average common shares outstanding, basic ......................................     3,606,376      3,606,376
                                                                                           ===========    ===========
Weighted average common shares outstanding, diluted ....................................     3,608,512      3,608,014
                                                                                           ===========    ===========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (Unaudited)

                                                                                             March 31,  December 30,
                                                                                               2002         2001
                                                                                               ----         ----
                                        ASSETS
                                        ------
Current assets:
     Cash and cash equivalents ...........................................................   $ 2,137      $ 2,660
     Receivables, net ....................................................................     1,823        2,117
     Inventories, net ....................................................................    21,319       19,360
     Other current assets ................................................................     1,685        1,104
                                                                                             -------      -------
          Total current assets ...........................................................    26,964       25,241

Property and equipment, net ..............................................................    15,102       15,464
Deposits and other assets ................................................................       905          901
                                                                                             -------      -------

          Total assets ...................................................................   $42,971      $41,606
                                                                                             =======      =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:
     Line of credit ......................................................................   $ 5,771      $ 2,173
     Accounts payable ....................................................................    15,067       15,885
     Accrued expenses and other liabilities ..............................................     2,553        3,824
     Accrued store closure reserve .......................................................       405          524
     Current portion of long-term debt ...................................................       267          267
                                                                                             -------      -------
          Total current liabilities ......................................................    24,063       22,673

Deferred rent ............................................................................       512          515
Long-term debt, less current portion .....................................................     3,011        3,077
                                                                                             -------      -------
          Total liabilities ..............................................................    27,586       26,265

Shareholders' equity: ....................................................................    15,385       15,341
                                                                                             -------      -------

          Total liabilities and shareholders' equity .....................................   $42,971      $41,606
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

                                COST-U-LESS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                   (Unaudited)

                                                                                              Accumulated
                                                           Common       Common                   Other
                                                           Stock--      Stock--    Retained  Comprehensive
                                                           Shares       Amount     Earnings       Loss       Total
                                                           ------       ------     --------       ----       -----
Balance at December 31, 2000 (Restated).................. 3,606,376     $12,446     $3,001       $ (653)    $14,794
     Net earnings (Restated).............................        --          --         43           --          43
     Foreign currency translation adjustments (Restated) .       --          --         --           24          24
                                                                                                            -------
         Comprehensive earnings (Restated)...............                                                        67
                                                           --------     -------     ------       ------     -------
Balance at April 1, 2001 (Restated)...................... 3,606,376     $12,446     $3,044       $ (629)    $14,861
                                                          =========     =======     ======       ======     =======


Balance at December 30, 2001............................. 3,606,376     $12,446     $3,557       $ (662)    $15,341
     Net earnings........................................        --          --         72           --          72
     Foreign currency translation adjustments............        --          --         --          (28)        (28)
                                                                                                            -------
         Comprehensive earnings..........................                                                        44
                                                           --------     -------     ------       ------     -------
Balance at March 31, 2002................................ 3,606,376     $12,446     $3,629       $ (690)    $15,385
                                                          =========     =======     ======       ======     =======


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                March 31,   April 1,
                                                                  2002        2001
                                                                  ----        ----
                                                                           (Restated)
OPERATING ACTIVITIES:
     Net income ..............................................   $    72    $    43
     Adjustments to reconcile net income to net cash used by
        operating activities:
          Depreciation and amortization ......................       473        471
          Deferred tax provision (benefit) ...................       (27)        50
     Cash used by changes in operating assets and liabilities:
          Receivables ........................................       294        943
          Inventories ........................................    (1,959)    (3,092)
          Other current assets ...............................      (554)      (533)
          Deposits and other assets ..........................        (4)       207
          Accounts payable ...................................      (818)     1,222
          Accrued expenses and other liabilities .............    (1,271)      (551)
          Accrued store closure reserve ......................      (119)      (285)
          Deferred rent ......................................        (3)         5
                                                                 -------    -------
               Net cash used by operating activities .........    (3,916)    (1,520)

INVESTING ACTIVITY:
     Cash used to purchase property and equipment ............      (111)      (267)

FINANCING ACTIVITIES:
     Net borrowings under line of credit .....................     3,598        893
     Principal payments on long-term debt ....................       (66)       (67)
                                                                 -------    -------
               Net cash provided by financing activities .....     3,532        826

     Foreign currency translation adjustments ................       (28)        73
                                                                 -------    -------

Net decrease in cash and cash equivalents ....................      (523)      (888)

Cash and cash equivalents:
     Beginning of period .....................................     2,660      2,525
                                                                 -------    -------
     End of period ...........................................   $ 2,137    $ 1,637
                                                                 =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest ...........................................   $    95    $   187
          Income taxes .......................................   $    70    $    62


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At March 31, 2002, the Company operated eleven stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa and the Republic of Fiji (Fiji). In February 2001, the Company closed its Nadi, Fiji store. The Company continues to operate its other store in Fiji, located in the city of Suva.

Restatement of Financial Information

     The Company has determined that the previous accounting treatment historically afforded its foreign currency translation adjustment associated with New Zealand was not consistent with paragraph 14 of Statement of Financial Accounting Standard No.52 (SFAS 52).

     In June 2000 the Company discontinued all major business activity in New Zealand upon the closure of its two stores and its Auckland buying office. Although the Company had discontinued store and corporate buying activities in June 2000, for the remainder of 2000 and through the first three quarters of 2001, it continued to base its conclusion that the New Zealand operations were not substantially liquidated on the fact that the Company was still purchasing inventory through the New Zealand subsidiary and negotiating final lease terms on the closed store leases. The Company now believes that, because the level of the ongoing New Zealand activities was so small relative to activities prior to the closures, that "substantial liquidation", as interpreted in paragraph 14 of SFAS 52, had in fact occurred in June 2000, and therefore the New Zealand foreign currency translation account should have been written off at that time.

     As a result, the New Zealand foreign currency translation adjustments, which were previously recorded within Other Comprehensive Income (Loss), were written off at June 25, 2000, and included in Store Closure Expense in fiscal 2000.

     Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. The restatement resulted in foreign currency transaction losses of $98,000 to be included in Other Income (Expense) of $96,000 in the first quarter of fiscal 2001. Refer to the Company's Form 10-K/A for the year ended December 31, 2000, filed with the Securities and Exchange Commission (SEC) on March 29, 2002, for further discussion of the impact of the restatement.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 30, 2001 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks ended March 31, 2002, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K filed with the SEC on April 1, 2002.

                                COST-U-LESS, INC.

                                   (Unaudited)


Fiscal Year

     The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2002, ending on December 29, 2002, and Fiscal 2001, which ended on December 30, 2001, are 52-week years.

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

Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to: allowance for doubtful accounts; depreciable lives of assets; reserves for store closure expenses; and tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications of prior years' balances have been made for consistent presentation with the current year.

New Accounting Pronouncements

     During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos.141, "Business Combinations", 142 "Goodwill and Other Intangible Assets", 143 "Accounting for Asset Retirement Obligations", and 144 "Accounting for Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of". The adoption of SFAS Nos. 141, 142 and 144 did not have a material impact on the Company's consolidated financial statements. The Company believes the adoption of SFAS No. 143 will not have a material impact on the Company's consolidated financial statements.

                                COST-U-LESS, INC.

                                   (Unaudited)


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

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

                                                                                                13 Weeks Ended
                                                                                                --------------
                                                                                             March 31,    April 1,
                                                                                               2002         2001
                                                                                               ----         ----
                                                                                                         (Restated)
Numerator:
     Net income .........................................................................   $       72   $       43
                                                                                            ==========   ==========
Denominator:
     Denominator for basic earnings per share--weighted
        average shares ..................................................................    3,606,376    3,606,376
Effect of potentially dilutive shares:
     Stock options and warrants .........................................................        2,136        1,638
                                                                                            ----------   ----------
     Denominator for diluted earnings per share--adjusted
        weighted average shares and assumed conversion of
        stock options and warrants ......................................................    3,608,512    3,608,014
                                                                                            ==========   ==========

Basic earnings per common share .........................................................   $     0.02   $     0.01
Diluted earnings per common share .......................................................   $     0.02   $     0.01

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements, which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect our actual results include, but are not limited to: (i) transportation difficulties; (ii) competition; (iii) isolation of store operations from corporate management; (iv) weather and other risks associated with island operations, (v) dependence on, and uncertainties associated with, expansion outside the U.S.; (vi) dependence on key personnel and local managers; (vii) reliance on information and communication systems provided by third-party vendors; (viii) risks associated with significant growth; (ix) risks associated with a small store base; (x) ability to maintain existing credit and obtain additional credit; and (x) ability to utilize tax benefits. The recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the "Risk Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our Form 10-K for the year ended December 30, 2001, which was filed on April 1, 2002 with the Securities Exchange Commission.

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001.

     As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," "the Company," and "Cost-U-Less" refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Overview

     During the first fiscal quarter ended March 31, 2002, we operated eleven retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (1); Netherlands Antilles (2) and California (1). In February 2001, we closed our Nadi, Fiji store, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of our store in Nadi. Our remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji.

     Our stores are patterned after the warehouse club concept, although the stores (i) are smaller (averaging approximately 30,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly foreign island countries (and U.S. Territories and U.S. island states), where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items and (iv) do not charge a membership fee. Although we do not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

     We are continuing our focus on our core island store operations by reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. Currently, we have no plans to open new stores during 2002, but we are in the process of analyzing opportunities for future expansion. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

     In March 2002, we announced that we had re-evaluated whether our New Zealand operations were "substantially liquidated" in connection with the store closures in New Zealand in June 2000. Based on our re-evaluation, we now believe that "substantial liquidation," as defined in Statement of Financial Accounting Standards No. 52 (SFAS 52), occurred in June 2000, and therefore our accounting for New Zealand foreign currency translation required adjustment retroactive to June 2000 and for each subsequent quarter through the third quarter of fiscal 2001. The restatement was a result of our re-evaluation of the accounting interpretation and application of SFAS 52, and not the result of any improper conduct by our personnel or lack of internal controls.

     As a result, the New Zealand foreign currency translation adjustments, which were previously recorded within Other Comprehensive Income (Loss), have been written off at June 25, 2000, and are included in Store Closure Expense in fiscal 2000.

     Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. The restatement resulted in foreign currency transaction losses of $98,000 to be included in Other Income (Expense) of $96,000 in the first quarter of fiscal 2001. Refer to our Form 10-K/A for the year ended December 31, 2000, filed with the SEC on March 29, 2002, for further discussion of the impact of the restatement.

     The management's discussion and analysis of financial condition and results of operations presented below reflects the restatement of our condensed consolidated financial statements for the quarter ended April 1, 2001, as discussed above and in Note 1 to the condensed consolidated financial statements.

Results of Operations

     We reported net income of $72,000 for the fiscal first quarter ended March 31, 2002, compared to a net income of $43,000 for the same period in fiscal 2001. The improvement in net income was primarily due to increased sales, lower interest expense, lower foreign currency translation expenses, and a decrease in our effective tax rate. This improvement was partially offset by higher store expenses and higher general and administrative expenses.

Comparison of the 13 Weeks Ended March 31, 2002 to the 13 Weeks Ended April 1, 2001

     Net Sales: Net sales of $45.0 million for the first quarter of fiscal 2002, increased 2.3% as compared to net sales of $44.0 million for the first quarter of fiscal 2001. Comparable-store sales (stores open for a full 13 months) increased 0.8%. A majority of our stores experienced increased sales in the first quarter of 2002 as compared to 2001 due to an improvement in merchandising. These increases, coupled with an increase in business sales, more than offset the impact of lower sales in our stores in Guam and St. Thomas, which were impacted by a competitor opening membership warehouse club stores in these locations, and the loss of sales due to the February 2001 closure of our store in Nadi, Fiji.

     Gross Profit: Gross profit of $7.2 million, or 16.0% of sales, for the first quarter of fiscal 2002, was relatively flat as compared to gross profit of $7.1 million, or 16.1% of sales, in the first quarter of fiscal 2001.

     Store expenses: Store expenses of $5.5 million for the first quarter of fiscal 2002 increased $0.3 million compared to expenses of $5.2 million for the first quarter of fiscal 2001. As a percentage of sales, store expenses increased to 12.2% of sales for the first quarter of fiscal 2002 compared to 11.9% for same period in the prior year primarily due to higher store personnel related costs.

     General and administrative expenses: General and administrative expenses for the first quarter of fiscal 2002 increased slightly to $1.5 million, or 3.4% of sales, as compared to $1.4 million, or 3.3% of sales, for the first quarter of fiscal 2001. The increase in general and administrative expenses was due to higher payroll costs as positions that were vacant in the prior year have been filled and increased fees related to tax consulting services.

     Store opening expenses: Store opening expenses were $10,000 in the first quarter of fiscal 2002 compared to $23,000 in the first quarter of fiscal 2001. Store opening expenses in both periods relate to costs associated with the evaluation of potential new store locations. We expect store opening expenses in fiscal 2002 to remain comparable to those incurred in fiscal 2001.

     Interest expense, net: Interest expense, net decreased to $94,000 in the first quarter of fiscal 2002 compared to $171,000 in the first quarter of fiscal 2001, due primarily to a reduction in interest rates.

     Other income (expense): Other income (expense) in both the first quarter of fiscal 2002 and fiscal 2001 was primarily attributable to gains and losses on foreign currency transactions, including translation of intercompany amounts that represent transactions and balances that exceed the permanent investments in those countries.

     Income tax provision: The tax provisions for the first quarter of fiscal 2002 and fiscal 2001, represent taxes associated with income generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

     Net income: Net income was $72,000, or $0.02 per share, for the first quarter of fiscal 2002 compared to a net income for the first quarter of fiscal 2001 of $43,000, or $0.01 per share. Weighted average diluted common shares outstanding were 3,608,512 for first quarter of 2002 as compared to 3,608,014 in the same period in the prior year.

Liquidity and Capital Resources

     We have financed our operations with proceeds raised from our initial public offering and concurrent private placement, various credit facilities, and internally generated funds.

     Net cash used by operations was $3.9 million for the first quarter of fiscal 2002 as compared to $1.5 million in the first quarter of fiscal 2001. The increase in cash used by operations in the first quarter of fiscal 2002, as compared to the same period in the prior year, was primarily due to the replenishment of inventory stock levels following strong seasonal sales and the build-up of inventory in expectation of promotions and carnival celebrations early in the second quarter of 2002.

     Net cash used in investing activities was $0.1 million for the first quarter of fiscal 2002 as compared to $0.2 million in the first quarter of fiscal 2001. We have no plans to open new stores during fiscal 2002, but we are in the process of analyzing opportunities for new stores in the future.

     Net cash provided by financing activities increased to $3.5 million for the first quarter of fiscal 2002 as compared to $0.8 million in the first quarter of fiscal 2001. This increase was due to increased borrowings under our existing line of credit, which were utilized to finance the replenishment of inventory levels. The additional borrowings were used to pay down our accounts payable to 71% of inventory at March 31, 2002 versus 79% of inventory at April 1, 2001. Our current ratio has improved to 1.12 at March 31, 2002 versus 1.04 at April 1, 2001.

     On July 31, 2001, we extended the term of our $8.0 million line of credit with a financial institution to August 1, 2002. Of the $8.0 million line of credit, $0.5 million is utilized for standby letters of credit, leaving $7.5 million available for operations. At March 31, 2002, we had $5.8 million in borrowings outstanding on its line of credit. Borrowings under the line of credit bear interest at variable rates established daily at our option based on the financial institution's prime rate (4.75% at March 31, 2002), or at its one to six month LIBOR or IBOR rate plus 1.75% (3.74% at March 31, 2002). Collateral for the line of credit consists of inventories and equipment. The line of credit contains certain covenants, including the requirement that we maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. We must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 30, 2001. We are currently in compliance with all such covenants.

     During the first quarter of fiscal 2002, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during 2002, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash and cash equivalents to fund our operations. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. We intend to extend the term of our existing line of credit beyond August 1, 2002. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us. If we are not able to extend the term of our existing credit line beyond August 1, 2002, or obtain additional financing on terms favorable to us, there would be a material adverse effect on our business, financial condition and results of operation.

Critical Accounting Policies

     We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in footnote 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

     We believe that the following accounting policy is the most critical in the preparation of our financial statements because it involves the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Income Taxes

     Income tax expense includes U.S. and foreign income taxes. We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We apply judgment in determining whether it is more likely than not that the deferred tax assets will be realized, and valuation allowances are established when necessary. Our effective tax rate is currently higher than the expected federal statutory rate because valuation allowances have been established regarding the tax benefits of foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. We are developing and implementing certain tax planning strategies, which may effect our ability to recognize some of the deferred tax assets that are currently allowed for and may ultimately change our estimate of the valuation allowance.

Recent Accounting Pronouncements

     During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos.141, "Business Combinations", 142 "Goodwill and Other Intangible Assets", 143 "Accounting for Asset Retirement Obligations", and 144 "Accounting for Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of". The adoption of SFAS Nos. 141, 142 and 144 did not have a material impact on our consolidated financial statements. We believe that the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

Risk Factors that May Affect Future Results

     You should carefully consider the following factors that may affect future results and other information included in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended December 30, 2001. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial also may impair our business operations or could cause actual results to differ from historical results or those anticipated. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

     Small Store Base. We opened our first store in 1989 and opened a total of 21 stores through December 2001, and presently operates eleven stores. Our closure of ten stores has adversely affected our operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a decline in profitability, or (iii) our general and administrative expenses increase to address our expanded operations, the effect on our operating results would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and operating results. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and operating results. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

     Competition. The warehouse club and discount retail businesses are highly competitive. We have historically faced significant competition from warehouse clubs and discount retailers, such as Wal-Mart, and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. Our competition also consists of discount retailers and other national and international grocery store chains. Some of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While we expect that the size of many of the markets in which we operate or expects to enter will delay or deter entry by many of our larger competitors, there can be no assurance that our larger competitors will not decide to enter these markets or that other competitors will not compete more effectively against us. Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets. PriceSmart opened a store in May 2001 on St. Thomas, where we have an established market share. To remain competitive in St. Thomas, we implemented a customer rewards program, which presents customers with merchandise certificates based on the achievement of specified levels of customer purchases. Additionally,

PriceSmart opened a store in Guam in March of 2002. In response, we remodeled our Dededo store and have increased our price competitiveness and marketing activities in Guam. Moreover, our ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

     Ability to Manage Growth. The success of our future growth strategy will depend to a significant degree on our ability to do the following:

     o    Operate our stores on a profitable basis;
     o    Expand our operations through the opening of new stores;
     o    Properly identify and enter new markets;
     o    Locate suitable store sites;
     o    Negotiate acceptable lease terms;
     o    Locate local developers to construct facilities to lease;
     o    Construct or refurbish sites; and
     o    Obtain necessary funds on satisfactory terms

     We have not opened stores in foreign island markets at a rapid pace and have no store openings planned for 2002. We do not have operating experience in many of the markets in which we may open new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, we closed one of our two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of our store in Nadi, which was closed in February 2001. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that our new stores will be profitable. Any failure on our part to mange our growth could have a material adverse effect on our business, financial condition and operating results.

     Additionally, we rely significantly on the skill and expertise of our on-site store managers. We will be required to hire, train and retain skilled managers and personnel to support its growth, and may experience difficulties locating store managers and employees who possess the training and experience necessary to operate our new stores, including our management information and communications systems, particularly in island markets where language, education and cultural factors may impose additional challenges. Further, we have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. There can be no assurance that we will be able to open new stores according to our business plans, or that we will be able to continue to attract, develop and retain the personnel necessary to pursue our growth strategy. Failure to do so could have a material adverse effect on our business, financial condition and operating results.

     We may not be able to fully pursue our future growth strategy by expanding into new island markets. We believe that there are certain attributes of appropriate markets into which we may expand our operations through the opening of new stores, including:

     o    Acceptance and demand for U.S. goods;
     o    Familiarity with the warehouse concept;
     o    Absence of large warehouse club competition;
     o    Stable political and regulatory environment; and
     o    Favorable pricing structure to provide adequate return on investment

     We believe the number of new island markets with these attributes is limited in number and is decreasing as a result of, among other things, the entry by many of our larger competitors into these markets. If we are unable to expand into new island markets ahead of large warehouse club competitors, our business, financial condition and results of operations may be adversely affected.

     We also will need to continually evaluate the adequacy of its existing systems and procedures, including store management, financial and inventory control and distribution systems. As we grow, we will need to continually analyze the sufficiency of our distribution depots and inventory distribution methods and may require additional facilities in order to support its planned growth. There can be no assurance that we will anticipate all the changing demands that our expanding operations will impose on such systems. Failure to adequately update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and operating results.

     Risks Associated With Island and International Operations. Our net sales from island operations represented approximately 87% of our total net sales for the fiscal first quarter ended March 31, 2002. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods.

     Isolation of Store Operations From Corporate Management; Increased Dependence on Local Managers. Our headquarters and administrative offices are located in Preston, Washington; however, ten of our eleven stores and a majority of our employees are located on islands. Although we invest resources to hire and train our on-site managers, the inability of our executives to be physically present at our current and planned store sites on a regular basis may result in the following:

     o Isolation of store operations from corporate management and an increased dependence on store managers;
     o Diminished ability to oversee employees, which may lead to decreased productivity or other operational problems;
     o Construction delays or difficulties caused by inadequate supervision of the construction process; and
     o    Communication challenges

     We may need to invest significant resources to update and expand its communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on our business, financial condition and operating results.

     Uncertainties Associated With Expansion Outside U.S. Territories. Currently, eight of our stores are located in the U.S. Territories and foreign island countries throughout the Pacific and Caribbean. Our remaining three stores are in Hawaii and California. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States. We do not currently engage in currency hedging activities. On February 15, 2001, we closed one of the two stores we operated in Fiji due primarily to the impact that the political turmoil in Fiji was having on the tourist industry, with the resulting economic downturn severely impacting our store in Nadi. Our remaining store in Fiji is located in the city of Suva, which is the capital of Fiji and the primary population center. There can be no assurance that further political and economic changes in Fiji will not have a material adverse effect on our business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations, and specifically those associated with our store in Fiji, could have a material adverse effect on our business, financial condition and operating results.

     Difficult Transportation Environment. Our island locales require the transportation of products over great distances on water, which results in the following:

     o Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
     o Possible loss of product due to potential damage to, or destruction of, ships or containers delivering the Company's goods;
     o    Tariff, customs and shipping regulation issues; and
     o    Substantial ocean freight and duty costs.

     Moreover, only a limited number of transportation companies service our regions, none of which has entered into a long-term contract with us. The inability or failure of one or more key transportation companies to provide transportation services to us, changes in the regulations that govern shipping tariffs or any other disruption in our ability to transport our merchandise could have a material adverse effect on our business, financial condition and operating results.

     Governmental Regulations. Governmental regulations in foreign countries where we plan to expand our operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of our operations. Additionally, our ability to compete may be adversely affected by foreign governmental regulations that encourage or mandate the employment of citizens of, or purchase of supplies from vendors in a particular jurisdiction. We may also be subject to taxation in these foreign jurisdictions, and the final determination of our tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. We may also be subject to currency repatriation restrictions. There can be no assurance that any of these risks will not have a material adverse effect on our business, financial condition and operating results.

     Weather and Other Risks Associated With Island Operations. Our operations are primarily located on islands subject to volatile weather conditions and natural disasters, which could result in delays in construction or result in significant damage to, or destruction of, our stores. In addition, island operations involve uncertainties arising from such as:

     o Local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services;
     o Ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections often in undeveloped regions;
     o    Political, military and trade tensions;
     o    Currency exchange rate fluctuations and repatriation restrictions;
     o    Local economic conditions;
     o    Longer payment cycles;
     o    Difficulty enforcing agreements or protecting intellectual property;
          and
     o    Collection of debts and other obligations in foreign countries

     There can be no assurance that we will be able to devote the resources necessary to meet the challenges posed by island operations, or that losses from business interruption will be adequately compensated by insurance; any failure to do so would have a material adverse effect on our business, financial condition and operating results.

     Dependence on Key Personnel. Our success depends in large part on the abilities and continued service of our executive officers and other key employees. In addition, we do not currently carry key-man life insurance. There can be no assurance that we will be able to retain the services of such executive officers and other key employees, the loss of any of whom could have a material adverse effect on our business, financial condition and operating results.

     Impact of General Economic Conditions. The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and Gross Domestic Product levels in each of its island markets, taxation, consumer spending patterns and customer preferences. There can be no assurance that consumer spending in our markets will not be adversely affected by these factors, thereby affecting our growth, net sales and profitability. A decline in the national or regional economies of the United States and the U.S. Territories where we currently operate or any foreign countries in which we currently or will operate could have a material adverse effect on our business, financial condition and operating results.

     Dependence on Systems. As we expand, we will need to upgrade or reconfigure its management information systems. While we have taken a number of precautions against certain events that could disrupt the operation of our management information systems, we may experience systems failures or interruptions, which could have a material adverse effect on our business, financial condition and operating results. Our business is highly dependent on communications and information systems, primarily systems provided by third-party vendors. Any failure or interruption of our systems or systems provided by third-party vendors could cause delays or other problems in our operations, which could have a material adverse effect on our business, financial condition and operating results. We have experienced no negative impact from Year 2000 systems issues.

     Utilization of Tax Benefits. Our ability to utilize various tax benefits and credits is dependent on our ability to generate adequate taxable income in the United States and in foreign jurisdictions. As of December 30, 2001, we had recognized an aggregate foreign tax benefit of $2.4 million on foreign operating losses and a corresponding valuation allowance of $1.8 million. Approximately one-half of the Net Operating Losses ("NOL's") will begin expiring in the year 2006. The remaining NOL's were generated in Curacao, St. Maarten and Australia and are not subject to expiration time limits. Additionally, during fiscal 2001 and fiscal 2000, we recorded foreign tax credits of $0.4 million and $0.3 million, respectively, with corresponding valuation allowances for the entire amount of the credits. Utilization of the tax benefit and foreign tax credits is dependent on our generating future taxable income. There can be no assurance that we will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on our business, financial condition and operating results.

     Anti-takeover Considerations. Pursuant to our Restated Articles of Incorporation, our Board of Directors has the authority, without shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders. Our restated articles and bylaws also provide for a classified board and special advance notice provisions for proposed business at annual meetings. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if shareholders may consider such a change in control to be in their best interests. In addition, Washington law contains certain provisions that may have the effect of delaying, deferring or preventing a hostile takeover of our company.

     On February 23, 1999, our Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of our common stock and have no impact upon the way in which shareholders can trade our common stock. However, ten days after a person or group acquires 15% or more of our common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from our shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of March 31, 2002, no rights have become exercisable.

     Decreases in Sales. Fluctuations in Comparable Store Sales. Although comparable store sales increased 0.8% for the first quarter of fiscal 2002 as compared to the comparable period in 2001, we experienced comparable sales declines in both fiscal 2001 and fiscal 2000. Additionally, total sales declined 4.5% in fiscal 2001 as compared to fiscal 2000. Total sales increased 11.5% in fiscal 2000 over fiscal 1999, increased 24.8% in fiscal 1999 over 1998, and increased 7.2% in 1998 over 1997. Total sales in fiscal 1997 declined 7.4% compared to fiscal 1996. The decline in fiscal 2001 was primarily due to the impact of deteriorating economies in Guam, Samoa and Curacao, Netherlands Antilles, as well as the impact of the opening of a membership warehouse club in St. Thomas. The decline in 1997 was primarily due to store closures in the continental United States and to a slight decline in comparable store (stores open at least 13 months) sales, largely attributable to the Hawaii market. The fiscal 2000 increase was primarily due to sales from the St. Maarten store opened in June 2000, an increase in business sales, the benefit of an additional week of sales in fiscal 2000 as compared to fiscal 1999 and sales from the New Zealand stores that opened in November 1999 and were closed in June 2000. The increase in fiscal 1999 and fiscal 1998 was primarily due to additional stores. Comparable store sales decreased 4.7% in fiscal 2001, 2.2% in fiscal 2000 and 0.5% in fiscal 1997. Comparable store sales increased 6.8% in fiscal 1999 and 9.9% in fiscal 1998.

     A variety of factors affect our comparable store sales, including, among others, actions of competitors (including the opening of additional stores in our markets), the retail sales environment, general economic conditions, weather conditions and our ability to execute our business strategy effectively. In addition, our future expansion may result in opening additional stores in markets where we already does business. We have experienced a reduction in sales at an existing store when we open a new store in the same market. These factors may result in future comparable store sales declines. Moreover, there can be no assurance that comparable store sales for any particular period will not decrease in the future.

     Ability to Maintain Existing Credit and Obtain Additional Credit. During the first quarter of fiscal 2002, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during 2002, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash and cash equivalents to fund our operations. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. We intend to extend the term of our existing line of credit beyond August 1, 2002. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us. If we are not able to extend the term of our existing credit line beyond August 1, 2002, or obtain additional financing on terms favorable to us, there would be a material adverse effect on our business, financial condition and results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We operate stores in foreign countries and have market risks associated with foreign currencies. However, sales are primarily made in U.S. cash or foreign currencies with minimal trade credit extended and no borrowings exist in foreign currencies. Cash deposited from sales are remitted back to the U.S. bank account, routinely. Because of the minimal trade credit, our exposure to foreign currency market risk is not considered significant and is not concentrated in any single currency. Although we experienced foreign currency translation losses in conjunction with the closure of our New Zealand stores in 2000, we do not believe that we experience any significant market risk from foreign currencies in our existing markets.

     We also assessed our vulnerability to interest rate risk associated with our financial instruments, including, cash and cash equivalents, lines of credit and long term debt. Due to the nature of these financial instruments, we believe that the risk associated with interest rate fluctuations does not pose a material risk. Our line of credit and long-term debt can be expected to vary in the future as a result of future business requirements, market conditions and other factors.

     We do not have any derivative financial instruments as of March 31, 2002.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     On March 28, 2002, we filed a report on Form 8-K regarding our March 21, 2002 press release which announced that we intended to restate our financial statements for the second quarter of fiscal year 2000 and the fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COST-U-LESS, INC.
                                        (Registrant)


Date May 14, 2002                       /s/  J. Jeffrey Meder
     --------------------------------   ----------------------------------------
                                        J. Jeffrey Meder
                                        President and
                                        Chief Executive Officer



Date May 14, 2002                       /s/ Martin P. Moore
     --------------------------------   ----------------------------------------
                                        Martin P. Moore
                                        Chief Financial Officer