Form 10-Q
period 2002-06-30
COST U LESS INC
filed 2002-08-13
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO.

The registrant had 3,606,376 common shares, par value $0.001, outstanding at August 8, 2002.

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Statements of Operations.................  3

             Condensed Consolidated Balance Sheets...........................  4

             Condensed Consolidated Statements of Shareholders' Equity.......  5

             Condensed Consolidated Statements of Cash Flows.................  6

             Notes to Condensed Consolidated Financial Statements............  7

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 19

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders............. 20

     Item 5. Other Information............................................... 20

     Item 6. Exhibits and Reports on Form 8-K................................ 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                   (Unaudited)

                                                              13 Weeks Ended                 26 Weeks Ended
                                                              --------------                 --------------
                                                         June 30,        July 1,        June 30,         July 1,
                                                           2002           2001            2002            2001
                                                           ----           ----            ----            ----
                                                                        (Restated)                      (Restated)
Net sales ...........................................  $    42,665     $    44,384     $    87,663     $    88,361
Merchandise costs ...................................       35,885          37,388          73,684          74,274
                                                       -----------     -----------     -----------     -----------
Gross profit ........................................        6,780           6,996          13,979          14,087

Operating expenses:

      Store .........................................        5,606           5,220          11,094          10,456
      General and administrative ....................        1,509           1,432           3,057           2,872
      Store openings ................................            2              10              12              33
      Store closings ................................            0               0               0              (3)
                                                       -----------     -----------     -----------     -----------
Total operating expenses ............................        7,117           6,662          14,163          13,358
                                                       -----------     -----------     -----------     -----------

Operating income (loss) .............................         (337)            334            (184)            729

Other income (expense):
      Interest expense, net .........................         (109)           (169)           (203)           (340)
      Other .........................................          136             (28)            194            (124)
                                                       -----------     -----------     -----------     -----------
Income (loss) before income taxes ...................         (310)            137            (193)            265

Income tax provision (benefit) ......................         (120)             75             (75)            160
                                                       -----------     -----------     -----------     -----------
Net income (loss) ...................................  $      (190)    $        62     $      (118)    $       105
                                                       ===========     ===========     ===========     ===========
Earnings (loss) per common share:

      Basic .........................................  $     (0.05)    $      0.02     $     (0.03)    $      0.03
                                                       ===========     ===========     ===========     ===========
      Diluted .......................................  $     (0.05)    $      0.02     $     (0.03)    $      0.03
                                                       ===========     ===========     ===========     ===========

Weighted average common shares outstanding, basic ...    3,606,376       3,606,376       3,606,376       3,606,376
                                                       ===========     ===========     ===========     ===========

Weighted average common shares outstanding, diluted..    3,606,376       3,616,564       3,606,376       3,611,942
                                                       ===========     ===========     ===========     ===========

   The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                                COST-U-LESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         June 30,  December 30,
                                                                           2002        2001
                                                                         -------     -------
                                    ASSETS                             (Unaudited)
Current assets:

      Cash and cash equivalents .....................................    $ 1,759      $ 2,660
      Receivables, net ..............................................      1,987        2,117
      Inventories, net ..............................................     18,322       19,360
      Other current assets ..........................................      1,516        1,104
                                                                         -------      -------
            Total current assets ....................................     23,584       25,241

Property and equipment, net .........................................     14,828       15,464
Deposits and other assets ...........................................        881          901
                                                                         -------      -------
            Total assets ............................................    $39,293      $41,606
                                                                         =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Line of credit ................................................    $ 5,088      $ 2,173
      Accounts payable ..............................................     12,258       15,885
      Accrued expenses and other liabilities ........................      2,711        3,824
      Accrued store closure reserve .................................        327          524
      Current portion of long-term debt .............................        267          267
                                                                         -------      -------
            Total current liabilities ...............................     20,651       22,673

Deferred rent .......................................................        509          515
Long-term debt, less current portion ................................      2,944        3,077
                                                                         -------      -------
            Total liabilities .......................................     24,104       26,265

Shareholders' equity ................................................     15,189       15,341
                                                                         -------      -------

            Total liabilities and shareholders' equity ..............    $39,293      $41,606
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

                                COST-U-LESS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                   (Unaudited)

                                                                                                   Accumulated
                                                              Common       Common                     Other
                                                              Stock--      Stock--     Retained   Comprehensive
                                                              Shares       Amount      Earnings        Loss          Total
                                                             ---------    ---------    ---------     ---------     ---------
Balance at December 31, 2000 (Restated) .................    3,606,376    $  12,446    $   3,001     $    (653)    $  14,794
      Net income (Restated) .............................           --           --          105            --           105

      Foreign currency translation adjustments (Restated)           --           --           --            (3)           (3)
                                                                                                                   ---------
          Comprehensive income (Restated) ...............                                                                102
                                                                                                                   ---------

                                                             ---------    ---------    ---------     ---------     ---------
Balance at July 1, 2001 (Restated) ......................    3,606,376    $  12,446    $   3,106     $    (656)    $  14,896
                                                             =========    =========    =========     =========     =========

Balance at December 30, 2001 ............................    3,606,376    $  12,446    $   3,557     $    (662)    $  15,341
      Net loss ..........................................           --           --         (118)           --          (118)
      Foreign currency translation adjustments ..........           --           --           --           (34)          (34)
                                                                                                                   ---------
          Comprehensive income ..........................                                                               (152)
                                                                                                                   ---------

                                                             ---------    ---------    ---------     ---------     ---------
Balance at June 30, 2002 ................................    3,606,376    $  12,446    $   3,439     $    (696)    $  15,189
                                                             =========    =========    =========     =========     =========

   The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                                   26 Weeks Ended
                                                                                --------------------
                                                                                June 30,     July 1,
                                                                                  2002        2001
                                                                                -------     -------
                                                                                           (Restated)
OPERATING ACTIVITIES:

      Net income (loss) ....................................................    $  (118)    $   105
      Adjustments to reconcile net income (loss) to net cash used by operating activities:

            Depreciation and amortization ..................................        941         937
            Writedown of property and equipment ............................         34           0
            Deferred tax provision (benefit) ...............................        (83)         50
      Changes in operating assets and liabilities:

            Receivables ....................................................        130         457
            Inventories ....................................................      1,038        (326)
            Other current assets ...........................................       (329)       (431)
            Deposits and other assets ......................................         20         219
            Accounts payable ...............................................     (3,627)     (1,459)
            Accrued expenses and other liabilities .........................     (1,113)       (574)
            Accrued store closure reserve ..................................       (197)       (463)

            Deferred rent ..................................................         (6)         10
                                                                                -------     -------
                  Net cash used by operating activities ....................     (3,310)     (1,475)

INVESTING ACTIVITY:

      Cash used to purchase property and equipment .........................       (339)       (344)

FINANCING ACTIVITIES:

      Net borrowings under line of credit ..................................      2,915       1,395
      Principal payments on long-term debt .................................       (133)       (134)
                                                                                -------     -------
                  Net cash provided by financing activities ................      2,782       1,261

      Foreign currency translation adjustments .............................        (34)         47
                                                                                -------     -------

Net decrease in cash and cash equivalents ..................................       (901)       (511)

Cash and cash equivalents:

      Beginning of period ..................................................      2,660       2,525
                                                                                -------     -------
      End of period ........................................................    $ 1,759     $ 2,014
                                                                                =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:

            Interest .......................................................    $   203     $   362
            Income taxes ...................................................    $   135     $   338

   The accompanying Notes to the Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                                COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Summary of Significant Accounting Policies

   Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At June 30, 2002, the Company operated eleven stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa and the Republic of Fiji (Fiji).

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

     Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. The restatement resulted in additional foreign currency transaction losses of $4,000 and $103,000 for the 13 weeks and 26 weeks ended July 1, 2001, respectively, to be included in Other Income (Expense). Refer to the Company's Form 10-K/A for the year ended December 31, 2000, filed with the Securities and Exchange Commission (SEC) on April 1, 2002, for further discussion of the impact of the restatement.

   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 30, 2001 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 26 weeks ended June 30, 2002, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K filed with the SEC on April 1, 2002.

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

                                COST-U-LESS, INC.

                                   (Unaudited)

     During 2002, the FASB issued SFAS No.145, "Revision of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections", and SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." The Company believes the adoption of SFAS Nos. 145 and 146 will not have a material impact on the Company's consolidated financial statements.

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

     The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data):

                                                                   13 Weeks Ended                26 Weeks Ended
                                                                   --------------                --------------
                                                               June 30,       July 1,       June 30,       July 1,
                                                                 2002           2001          2002           2001
                                                                 ----           ----          ----           ----
                                                                             (Restated)                   (Restated)
Numerator:
      Net income (loss) ..................................    $     (190)    $       62    $     (118)    $      105
Denominator:
      Denominator for basic earnings per share--weighted
         average shares ..................................     3,606,376      3,606,376     3,606,376      3,606,376
Effect of dilutive common equivalent shares:
      Stock options and warrants .........................            --         10,188            --          5,566
      Denominator for diluted earnings per share--adjusted
         weighted average shares and assumed conversion of
         stock options and warrants ......................     3,606,376      3,616,564     3,606,376      3,611,942
Basic earnings (loss) per common share ...................    $    (0.05)    $     0.02    $    (0.03)    $     0.03
Diluted earnings (loss) per common share .................    $    (0.05)    $     0.02    $    (0.03)    $     0.03

Potentially dilutive shares in the amount of 25,379 and 14,146 for the 13 weeks and 26 weeks ended June 30, 2002, respectively, have been excluded from the dilutive calculation, as their impact would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements, which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect our actual results include, but are not limited to: (i) transportation difficulties; (ii) competition; (iii) isolation of store operations from corporate management; (iv) macro-economic trends and consumer buying levels; (v) tourism activity and the level of air travel to non-U.S. destinations; (vi) weather and other risks associated with island operations, (vii) dependence on, and uncertainties associated with, expansion outside the U.S.; (viii) dependence on key personnel and local managers; (ix) reliance on information and communication systems provided by third-party vendors; (x) risks associated with significant growth;
(xi) risks associated with a small store base; (xii) ability to maintain existing credit and obtain additional credit; and (xiii) ability to utilize tax benefits. The recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the "Risk Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our Form 10-K for the year ended December 30, 2001, which was filed on April 1, 2002 with the Securities Exchange Commission.

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

Overview

        During the 26 weeks ended June 30, 2002, we operated eleven retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (1); Netherlands Antilles (2) and California (1). In February 2001, we closed our Nadi, Fiji store, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of our store in Nadi. Our remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji.

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

     Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. The restatement resulted in additional foreign currency transaction losses of $4,000 and $103,000 for the 13 weeks and 26 weeks ended July 1, 2001, respectively, to be included in Other Income (Expense). Refer to the Company's Form 10-K/A for the year ended December 31, 2000, filed with the Securities and Exchange Commission (SEC) on April 1, 2002, for further discussion of the impact of the restatement.

     The management's discussion and analysis of financial condition and results of operations presented below reflects the restatement of our condensed consolidated financial statements for the 13 and 26 weeks ended July 1, 2001, as discussed above and in Note 1 to the condensed consolidated financial statements.

Results of Operations

     We reported a net loss of $190,000 for the 13 weeks ending June 30, 2002, compared to net income of $62,000 for the same period in fiscal 2001. The net loss in 2002 was primarily due to higher store expenses, lower sales and earnings in our Guam stores resulting from the impact of the opening of a membership warehouse club store by a competitor in Guam in March 2002, as well as lower business-to-business sales.

Comparison of the 13 Weeks and 26 Weeks Ended June 30, 2002 to the 13 Weeks and 26 Weeks Ended July 1, 2001

     Net Sales: Net sales of $42.7 million for the 13 weeks ended June 30, 2002 declined 3.9%, or $1.7 million, compared with net sales of $44.4 million in the same period in the prior year. For the 26 weeks ended June 30, 2002, net sales of $87.7 million were slightly lower than the $88.4 million of sales for the same period in the prior year. The decline in net sales is primarily due to lower business-to-business sales in the current year as compared to particularly strong sales in the first six months of the prior year, and due to the impact to Guam sales caused by the opening of a membership warehouse club store by a competitor in March 2002. We expect the current level of business-to-business activity to continue throughout the remainder of fiscal 2002. Additionally, although we are experiencing a decline in sales in Guam as a result of a new competitor, we expect our sales to rebound to pre-competition levels as they did when the same competitor entered our St. Thomas market in fiscal 2001.

     Comparable-store sales (stores open for a full 13 months) increased 0.8% for both the 13 weeks and 26 weeks ended June 30, 2002, as sales increases in St. Thomas, Samoa, St. Maarten and Curacao offset the impact of decreased sales in Guam.

     Gross Profit: Gross profit improved to 15.9% of sales for the 13 weeks ended June 30, 2002, compared to 15.8% of sales in the same period in the prior year. Gross profit dollars declined to $6.8 million for the 13 weeks ended June 30, 2002, as compared to $7.0 million in the same period in the prior year due to the decline in net sales. Gross profit remained constant at 15.9% of sales, or $14.0 million, for the 26 weeks ended June 30, 2002 and 15.9% of sales, or $14.1 million, for the 26 weeks ended July 1, 2001.

        Store expenses: Store expenses increased to $5.6 million for the 13 weeks and $11.1 million for the 26 weeks ended June 30, 2002 as compared to $5.2 million and $10.5 million for the same periods in the prior year. As a percentage of sales, store expenses increased to 13.1% of net sales for the 13 weeks and 12.7% of net sales for the 26 weeks ended June 30, 2002 as compared to 11.8% for both comparable periods in the prior year. The increase in store expenses was due to higher payroll and related costs associated with an upgrade in store management and higher level of customer service, as well as an increase in self-insured medical claims.

     General and administrative expenses: General and administrative expenses remained relatively flat at $1.5 million and $3.1 million for the 13 weeks and 26 weeks ended June 30, 2002, respectively, as compared to $1.4 million and $2.9 million for the 13 and 26 week periods in the prior year. General and administrative expenses were 3.5% of sales for the 13 weeks and 26 weeks ended June 30, 2002 compared to 3.2% the same periods in the prior year.

     Store opening expenses: Store opening expenses were $2,000 and $12,000 for the 13 weeks and 26 weeks ended June 30, 2002, respectively, as compared to $10,000 and $33,000 for the 13 and 26 week periods in the prior year. Store opening expenses in both years relate to costs associated with the evaluation of potential new store locations.

     Interest expense, net: Interest expense, net decreased to $109,000 and $203,000 for the 13 weeks and 26 weeks ended June 30, 2002, respectively, as compared to $169,000 and $340,000 for the 13 and 26 week periods in the prior year, due primarily to a reduction in interest rates.

     Other income (expense): Other income (expense) of $136,000 and $194,000 for the 13 weeks and 26 weeks ended June 30, 2002, respectively, as compared to expense of ($28,000) and ($124,000) for the 13 and 26 week periods in the prior year was primarily attributable to gains and losses on foreign currency transactions, including translation of intercompany amounts that represent transactions and balances that exceed the permanent investments in those countries. The income in the 13 and 26 week periods ended June 30, 2002 is attributable to appreciation in the Fijian dollar as compared to the U.S. dollar in 2002. During 2001 the Fijian dollar depreciated as compared to the U.S. Dollar.

     Income tax provision: The tax provisions and benefits for the 13 and 26 week periods ended June 30, 2002 and July 1, 2001, represent taxes and tax benefits associated with income or losses generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

     Net income (loss): We had a net loss of ($190,000), or ($0.05) per share, for the 13 weeks ended June 30, 2002, compared to net income of $62,000, or $0.02 per share in the same period in the prior year. Our net loss was ($118,000), or ($0.03) per share, for the 26 weeks ended June 30, 2002, compared to net income of $105,000, or $0.03 per share in the same period in the prior year.

Liquidity and Capital Resources

     We have financed our operations with proceeds raised from our initial public offering and concurrent private placement, various credit facilities, and internally generated funds.

     Net cash used by operations was $3.3 million for the 26 weeks ended June 30, 2002 as compared to $1.5 million in the same period in the prior year. The increase in cash used by operations was primarily due to a reduction of accounts payable as a percentage of inventory, which we expect to continue at its current level, and a reduction in accrued expenses.

     Net cash used in investing activities was $0.3 million for both the 26 weeks ended June 30, 2002 and July 1, 2001. We have no plans to open new stores during fiscal 2002, but we are in the process of analyzing opportunities for new stores in the future.

     Net cash provided by financing activities increased to $2.8 million for the 26 weeks ended June 30, 2002 as compared to $1.3 million in the same period in the prior year. This increase was due to additional borrowings that were used primarily to pay down our accounts payable to 67% of inventory at June 30, 2002 compared to 82% of inventory at December 30, 2001. Our current ratio has improved to 1.14 at June 30, 2002 compared to 1.11 at December 30, 2001.

     In July 2002, we extended the term of our $8.0 million line of credit with a financial institution from August 1, 2002 to October 1, 2002. Of the $8.0 million line of credit, $0.5 million is utilized for standby letters of credit, leaving $7.5 million available for operations. At June 30, 2002, we had $5.1 million in borrowings outstanding on this line of credit. Borrowings under the line of credit bear interest at variable rates established daily at our option based on the financial institution's prime rate (4.75% at June 30, 2002), or at its one to six month LIBOR or IBOR rate plus 1.75% (3.72% at June 30, 2002). Collateral for the line of credit consists of inventories and equipment. The line of credit contains certain covenants, including the requirement that we maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. We must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 30, 2001. We are currently in compliance with all such covenants.

     We are currently working with our financial institution on a credit facility that will extend beyond October 1, 2002. The terms of this facility are undefined at this time. We believe that any such facility would continue to be collateralized by inventories and equipment and may result in higher interest rates than those that exist under our current facility.

     A significant portion of our cash flow is generated by our operations. If our operating results deteriorate further during 2002, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. There can be no assurance that we will be able to extend the term of our existing credit facility or obtain additional financing when needed, or that any available financing will be on terms acceptable to us. If we are not able to extend the term of our existing credit line beyond October 1, 2002, or obtain additional financing on terms favorable to us, there would be a material adverse effect on our business, financial condition and results of operation.

Critical Accounting Policies

     We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Income Taxes

     Income tax expense includes U.S. and foreign income taxes. We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We apply judgment in determining whether it is more likely than not that the deferred tax assets will be realized, and valuation allowances are established when necessary. Our effective tax rate is currently higher than the expected federal statutory rate because valuation allowances have been established regarding the tax benefits of foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. We are developing and implementing certain tax planning strategies, which may affect our ability to recognize some of the deferred tax assets that are currently allowed for and may ultimately change our estimate of the valuation allowance.

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

     During 2002, the FASB issued SFAS No.145, "Revision of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections", and SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." The Company believes the adoption of SFAS Nos. 145 and 146 will not have a material impact on the Company's consolidated financial statements.

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

     Small Store Base. We opened our first store in 1989 and opened a total of 21 stores through December 2001, and presently operate eleven stores. Our closure of ten stores has adversely affected our operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a decline in profitability, or (iii) our general and administrative expenses increase, the effect on our operating results would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and operating results. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and operating results. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

     Competition. The warehouse club and discount retail businesses are highly competitive. We have historically faced significant competition from warehouse clubs and discount retailers, such as Wal-Mart, and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. Our competition also consists of discount retailers and other national and international grocery store chains. Some of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While we expect that the size of many of the markets in which we operate or expect to enter will delay or deter entry by many of our larger competitors, there can be no assurance that our larger competitors will not decide to enter these markets or that other competitors will not compete effectively against us. Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets. PriceSmart opened a store in May 2001 on St. Thomas, where we have an established market share. To remain competitive in St. Thomas, among other things, we implemented a customer rewards program, which presents customers with merchandise certificates based on the achievement of specified levels of customer purchases. Additionally, PriceSmart opened a store in Guam in March of 2002. In response, we remodeled our Dededo store and have increased our price competitiveness and marketing activities in Guam. We are currently experiencing a decline in sales in Guam as a result of the new competitor. There is no assurance that the steps taken in Guam will cause initial sales losses to rebound to pre-competition levels as they did when similar competition entered our St. Thomas market. Moreover, our ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

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

     If we cannot obtain sufficient funds to grow our business, our operations and business may suffer. We expect to have substantial future capital requirements to expand our business. Currently, we do not have sufficient funds to pursue a growth strategy. Our ability to expand our business and pursue a growth strategy will depend on our ability to obtain significant external financing. Our ability to obtain additional financing depends on a number of factors, such as market conditions and our operating performance. There can be no assurance that we will be able to obtain additional financing in a timely manner and upon acceptable terms, if at all. If we fail to obtain necessary funds upon acceptable terms, we may be forced to delay expansion of our business or otherwise curtail our operations and our operations and business may suffer.

     A prolonged decrease in tourism and air travel could have an indirect but significant impact on our financial performance, operations and liquidity. Because our operations are primarily located in the U.S. Territories and foreign island countries throughout the Pacific and Caribbean, the success of our operations depends to a significant extent on tourism and the travel industry. Prolonged adverse occurrences affecting tourism or air travel, particularly to non-U.S. destinations, including political instability, armed hostilities, terrorism, or other activity that involves or affects air travel or the tourism industry generally, could have an indirect but adverse and significant impact on our financial performance, operations liquidity or capital resources.

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

     We have not opened stores in foreign island markets at a rapid pace and currently have no store openings planned for 2002. We do not have operating experience in many of the markets in which we may open new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001 we closed one of our two Fiji stores, due primarily to the impact that the political turmoil and resulting economic downturn in Fiji were having on the tourist industry. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that our new stores will be profitable. Any failure on our part to mange our growth could have a material adverse effect on our business, financial condition and operating results.

     Additionally, we rely significantly on the skill and expertise of our on-site store managers. We will be required to hire, train and retain skilled managers and personnel to support any growth, and may experience difficulties locating store managers and employees who possess the training and experience necessary to operate our new stores, including our management information and communications systems, particularly in island markets where language, education and cultural factors may impose additional challenges. Further, we have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. There can be no assurance that we will be able to open new stores according to our business plans, or that we will be able to continue to attract, develop and retain the personnel necessary to pursue our growth strategy. Failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

     We also will need to continually evaluate the adequacy of our existing systems and procedures, including store management, financial and inventory control and distribution systems. As we grow, we will need to continually analyze the sufficiency of our distribution depots and inventory distribution methods and may require additional facilities in order to support its planned growth. There can be no assurance that we will anticipate all the changing demands that our expanding operations will impose on such systems. Failure to adequately update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and operating results.

     Risks Associated With Island and International Operations. Our net sales from island operations represented approximately 88% of our total net sales for the 26 weeks ended June 30, 2002. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods.

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

     We may need to invest significant resources to update and expand our communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on our business, financial condition and operating results.

     Uncertainties Associated With Expansion Outside U.S. Territories. Currently, eight of our stores are located in the U.S. Territories and foreign island countries throughout the Pacific and Caribbean. Our remaining three stores are in Hawaii and California. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States. We do not currently engage in currency hedging activities. On February 15, 2001, we closed one of the two stores we operated in Fiji due primarily to the impact that the political turmoil in Fiji was having on the tourist industry, with the resulting economic downturn severely impacting our store in Nadi. Our remaining store in Fiji is located in the city of Suva, which is the capital of Fiji and the primary population center. There can be no assurance that further political and economic changes in Fiji, or political and economic changes in other markets, will not have a material adverse effect on our business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations, and specifically those associated with our store in Fiji, could have a material adverse effect on our business, financial condition and operating results.

     Difficult Transportation Environment. Our island locales require the transportation of products over great distances on water, which results in the following:

     o Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
     o Possible loss of product due to potential damage to, or destruction of, ships or containers delivering our goods;
     o    Tariff, customs and shipping regulation issues; and
     o    Substantial ocean freight and duty costs.

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

     Dependence on Systems. As we expand, we will need to upgrade or reconfigure our management information systems. While we have taken a number of precautions against certain events that could disrupt the operation of our management information systems, we may experience systems failures or interruptions, which could have a material adverse effect on our business, financial condition and operating results. Our business is highly dependent on communications and information systems, primarily systems provided by third-party vendors. Any failure or interruption of our systems or systems provided by third-party vendors could cause delays or other problems in our operations, which could have a material adverse effect on our business, financial condition and operating results.

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

     On February 23, 1999, our Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of our common stock and have no impact upon the way in which shareholders can trade our common stock. However, if the plan is not waived by our board of directors, ten days after a person or group acquires 15% or more of our common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from our shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of June 30, 2002, no rights have become exercisable.

     Decreases in Sales; Fluctuations in Comparable Store Sales. Although comparable store sales increased 0.8% for both the 13 and 26 weeks ended June 30, 2002 as compared to the comparable periods in 2001, we experienced comparable sales declines in both fiscal 2001 and fiscal 2000. Additionally, total sales declined 4.5% in fiscal 2001 as compared to fiscal 2000. Total sales increased 11.5% in fiscal 2000 over fiscal 1999, increased 24.8% in fiscal 1999 over 1998, and increased 7.2% in 1998 over 1997. Total sales in fiscal 1997 declined 7.4% compared to fiscal 1996. The decline in fiscal 2001 was primarily due to the impact of deteriorating economies in Guam, Samoa and Curacao, Netherlands Antilles, as well as the impact of the opening of a membership warehouse club in St. Thomas. The decline in 1997 was primarily due to store closures in the continental United States and to a slight decline in comparable store (stores open at least 13 months) sales, largely attributable to the Hawaii market. The fiscal 2000 increase was primarily due to sales from the St. Maarten store opened in June 2000, an increase in business sales, the benefit of an additional week of sales in fiscal 2000 as compared to fiscal 1999 and sales from the New Zealand stores that opened in November 1999 and were closed in June 2000. The increase in fiscal 1999 and fiscal 1998 was primarily due to additional stores. Comparable store sales decreased 4.7% in fiscal 2001, 2.2% in fiscal 2000 and 0.5% in fiscal 1997. Comparable store sales increased 6.8% in fiscal 1999 and 9.9% in fiscal 1998.

     A variety of factors affect our comparable store sales, including, among others, actions of competitors (including the opening of additional stores in our markets), the retail sales environment, general economic conditions, weather conditions and our ability to execute our business strategy effectively. In addition, our future expansion may result in opening additional stores in markets where we already do business. Historically, we have experienced a reduction in sales at an existing store when we open a new store in the same market. These factors may result in future comparable store sales declines. Moreover, there can be no assurance that comparable store sales for any particular period will not decrease in the future.

     Ability to Maintain Existing Credit and Obtain Additional Credit. A significant portion of our cash flow is generated by our operations. If our operating results deteriorate further during 2002, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. We intend to extend the term of our existing line of credit beyond October 1, 2002, however, there can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us. If we are not able to extend the term of our existing credit line beyond October 1, 2002, or obtain additional financing on terms favorable to us, there would be a material adverse effect on our business, financial condition and results of operation.

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

     We do not have any derivative financial instruments as of June 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of Cost-U-Less, Inc.'s shareholders was held on May 14, 2002. The following proposals were submitted to a vote:

     The election of three directors, each to hold office for a term as defined in the proxy statement and until their successors are duly elected and qualified. This proposal passed with the following number of votes:

                                                    Affirmative   Withheld
                                                    -----------   --------

           Arthur W. Buerk                           3,141,498     36,866
           David A. Enger                            3,143,398     34,966
           Gary W. Nettles                           3,143,398     34,966

     The ratification of the appointment of Deloitte & Touche, LLP as the Company's independent auditors for fiscal year 2002. This proposal was approved with 3,156,214 shares voting for approval, 21,150 shares voting against approval, and 1,000 shares abstaining.

ITEM 5. OTHER INFORMATION

     Arthur W. Buerk tendered his resignation as a director of the Company effective August 6, 2002. The Board of Directors has not replaced Mr. Buerk as of this date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
  No.                              Description
 ----                              -----------
 10.1 Amendment dated July 22, 2002 to the Business Loan Agreement between Bank of America, N.A. and the Company, dated September 15, 2000 and the Promissory Note between Bank of America N.A. and the Company, dated September 15, 2000.

 99.1    Certification of Chief Executive Officer

 99.2    Certification of Chief Financial Officer

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COST-U-LESS, INC.
                                        (Registrant)


Date  August 13, 2002                  /s/  J. Jeffrey Meder
      -----------------------------    -----------------------------------------
                                       J. Jeffrey Meder
                                       President and
                                       Chief Executive Officer

Date  August 13, 2002                  /s/ Martin P. Moore
      -----------------------------    -----------------------------------------
                                       Martin P. Moore
                                       Chief Financial Officer