Form 10-Q
period 2002-09-29
COST U LESS INC
filed 2002-11-13
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

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

The registrant had 3,606,376 common shares, par value $0.001, outstanding at November 5, 2002.

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations............  3

                  Condensed Consolidated Balance Sheets......................  4

                  Condensed Consolidated Statements of Shareholders'
                  Equity.....................................................  5

                  Condensed Consolidated Statements of Cash Flows............  6

                  Notes to Condensed Consolidated Financial Statements.......  7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 11

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk....................................................... 20

         Item 4.  Controls and Procedures.................................... 20

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................... 21

SIGNATURES .................................................................. 22

CERTIFICATIONS............................................................... 23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                   (Unaudited)

                                                                   13 Weeks Ended                    39 Weeks Ended
                                                                   --------------                    --------------
                                                            September 29,    September 30,    September 29,    September 30,
                                                                2002             2001             2002             2001
                                                                ----             ----             ----             ----
                                                                              (Restated)                        (Restated)
Net sales .............................................      $   43,215       $   42,828       $  130,878       $  131,189
Merchandise costs .....................................          35,787           35,659          109,471          109,934
                                                             ----------       ----------       ----------       ----------
Gross profit ..........................................           7,428            7,169           21,407           21,255

Operating expenses:
      Store ...........................................           5,533            5,321           16,627           15,777
      General and administrative ......................           1,364            1,382            4,421            4,254
      Store openings ..................................               2               10               14               44
      Store closings ..................................               0                0                0               (3)
                                                             ----------       ----------       ----------       ----------
Total operating expenses ..............................           6,899            6,713           21,062           20,072
                                                             ----------       ----------       ----------       ----------

Operating income ......................................             529              456              345            1,183

Other income (expense):
      Interest expense, net ...........................             (84)            (134)            (287)            (474)
      Other ...........................................            (103)               3               91             (120)
                                                             ----------       ----------       ----------       ----------
Income before income taxes ............................             342              325              149              589

Income tax provision ..................................             135              175               60              335
                                                             ----------       ----------       ----------       ----------
Net income ............................................      $      207       $      150       $       89       $      254
                                                             ==========       ==========       ==========       ==========

Earnings per common share:
      Basic ...........................................      $     0.06       $     0.04       $     0.02       $     0.07
                                                             ==========       ==========       ==========       ==========
      Diluted .........................................      $     0.06       $     0.04       $     0.02       $     0.07
                                                             ==========       ==========       ==========       ==========

Weighted average common shares outstanding, basic .....       3,606,376        3,606,376        3,606,376        3,606,376
                                                             ==========       ==========       ==========       ==========
Weighted average common shares outstanding, diluted ...       3,630,341        3,614,986        3,611,129        3,612,839
                                                             ==========       ==========       ==========       ==========

    The accompanying Notes to the Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                                COST-U-LESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             September 29,   December 30,
                                                                  2002           2001
                                                                  ----           ----
                                ASSETS                        (Unaudited)
Current assets:
      Cash and cash equivalents ..........................      $ 1,527        $ 2,660
      Receivables, net ...................................        2,112          2,117
      Inventories, net ...................................       19,918         19,360
      Other current assets ...............................        1,417          1,104
                                                                -------        -------
            Total current assets .........................       24,974         25,241

Property and equipment, net ..............................       14,468         15,464
Deposits and other assets ................................          879            901
                                                                -------        -------

            Total assets .................................      $40,321        $41,606
                                                                =======        =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Line of credit .....................................      $ 3,322        $ 2,173
      Accounts payable ...................................       15,021         15,885
      Accrued expenses and other liabilities .............        2,902          4,348
      Current portion of long-term debt ..................          267            267
                                                                -------        -------
            Total current liabilities ....................       21,512         22,673

Deferred rent ............................................          523            515
Long-term debt, less current portion .....................        2,877          3,077
                                                                -------        -------
            Total liabilities ............................       24,912         26,265

Commitments and Contingencies

Shareholders' equity .....................................       15,409         15,341
                                                                -------        -------

            Total liabilities and shareholders' equity ...      $40,321        $41,606
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

                                COST-U-LESS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                   (Unaudited)

                                                                                                         Accumulated
                                                                   Common        Common                     Other
                                                                   Stock--       Stock--     Retained   Comprehensive
                                                                   Shares        Amount      Earnings        Loss          Total
                                                                   ------        ------      --------        ----          -----
Balance at December 31, 2000 (Restated) ....................      3,606,376      $12,446      $3,001        $(653)        $14,794
      Net income (Restated) ................................             --           --         254           --             254
      Foreign currency translation adjustments (Restated) ..             --           --          --            6               6
                                                                                                                          -------
          Comprehensive income (Restated) ..................                                                                  260
                                                                                                                          -------

                                                                  ---------      -------      ------        -----         -------
Balance at September 30, 2001 (Restated) ...................      3,606,376      $12,446      $3,255        $(647)        $15,054
                                                                  =========      =======      ======        =====         =======

Balance at December 30, 2001 ...............................      3,606,376      $12,446      $3,557        $(662)        $15,341
      Net income ...........................................             --           --          89           --              89
      Foreign currency translation adjustments .............             --           --          --          (21)            (21)
                                                                                                                          -------
          Comprehensive income .............................                                                                   68
                                                                                                                          -------

                                                                  ---------      -------      ------        -----         -------
Balance at September 29, 2002 ..............................      3,606,376      $12,446      $3,646        $(683)        $15,409
                                                                  =========      =======      ======        =====         =======

    The accompanying Notes to the Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                                  39 Weeks Ended
                                                                                  --------------
                                                                           September 29,    September 30,
                                                                                2002            2001
                                                                                ----            ----
                                                                                             (Restated)
OPERATING ACTIVITIES:
      Net income .....................................................        $    89         $   254
      Adjustments to reconcile net income to net cash provided
         (used) by operating activities:
            Depreciation and amortization ............................          1,385           1,413
            Writedown of property and equipment ......................             34               0
            Deferred tax provision (benefit) .........................            (65)             41
      Changes in operating assets and liabilities:
            Receivables ..............................................              5             914
            Inventories ..............................................           (558)         (1,927)
            Other current assets .....................................           (248)           (374)
            Deposits and other assets ................................             22             211
            Accounts payable .........................................           (864)            672
            Accrued expenses and other liabilities ...................         (1,446)         (1,188)
            Deferred rent ............................................              8              15
                                                                              -------         -------

                  Net cash provided (used) by operating activities ...         (1,638)             31

INVESTING ACTIVITY:
      Cash used to purchase property and equipment ...................           (423)           (471)

FINANCING ACTIVITIES:
      Net borrowings under line of credit ............................          1,149             800
      Principal payments on long-term debt ...........................           (200)           (201)
                                                                              -------         -------
                  Net cash provided by financing activities ..........            949             599

      Foreign currency translation adjustments .......................            (21)             44
                                                                              -------         -------

Net increase (decrease) in cash and cash equivalents .................         (1,133)            203

Cash and cash equivalents:
      Beginning of period ............................................          2,660           2,525
                                                                              -------         -------
      End of period ..................................................        $ 1,527         $ 2,728
                                                                              =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest .................................................        $   296         $   482
            Income taxes .............................................        $   170         $   371

    The accompanying Notes to the Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                                COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.    Summary of Significant Accounting Policies

   Nature of Business

      Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At September 29, 2002, the Company operated eleven stores located in Hawaii, California, the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa and the Republic of Fiji (Fiji).

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

      Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. The restatement resulted in additional foreign currency transaction gains of $14,000 and losses of $88,000 for the 13 weeks and 39 weeks ended September 30, 2001, respectively, to be included in Other Income (Expense). Refer to the Company's Form 10-K/A for the year ended December 31, 2000, filed with the Securities and Exchange Commission (SEC) on April 1, 2002, for further discussion of the impact of the restatement.

   Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 30, 2001 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 39 weeks ended September 29, 2002, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K filed with the SEC on April 1, 2002.

Fiscal Year

      The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2002, ending on December 29, 2002, and fiscal 2001, which ended on December 30, 2001, are 52-week years.

                                COST-U-LESS, INC.

                                   (Unaudited)


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

   New Accounting Pronouncements

      During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos.141, "Business Combinations", 142 "Goodwill and Other Intangible Assets", 143 "Accounting for Asset Retirement Obligations", and 144 "Accounting for Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of". During 2002, the FASB issued SFAS No.145, "Revision of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities."

      The adoption of SFAS Nos. 141, 142, 144 and 145 did not have a material impact on the Company's consolidated financial statements. The Company believes the adoption of SFAS Nos. 143 and 146 will not have a material impact on the Company's consolidated financial statements.

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

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

                                                                          13 Weeks Ended                  39 Weeks Ended
                                                                          --------------                  --------------
                                                                   September 29,   September 30,   September 29,   September 30,
                                                                       2002            2001            2002            2001
                                                                       ----            ----            ----            ----
                                                                                    (Restated)                      (Restated)
Numerator:
      Net income .............................................      $      207      $      150      $       89      $      254
                                                                    ==========      ==========      ==========      ==========
Denominator:
      Denominator for basic earnings per share--weighted
         average shares ......................................       3,606,376       3,606,376       3,606,376       3,606,376
Effect of dilutive common equivalent shares:
      Stock options and warrants .............................          23,965           8,610           4,753           6,463
                                                                    ----------      ----------      ----------      ----------
      Denominator for diluted earnings per share--adjusted
         weighted average shares and assumed conversion of
         stock options and warrants ..........................       3,630,341       3,614,986       3,611,129       3,612,839
                                                                    ==========      ==========      ==========      ==========
Basic earnings per common share ..............................      $     0.06      $     0.04      $     0.02      $     0.07
Diluted earnings per common share ............................      $     0.06      $     0.04      $     0.02      $     0.07

3.    Line of Credit

      On October 1, 2002, the Company amended the terms of its line of credit with a financial institution (1) to extend the term of the line of credit to April 1, 2003; (2) to reduce the amount of the line from $8.0 million to $6.75 million; and (3) to change the interest rate on the line of credit to the Prime Rate plus (a) 0% through and including January 1, 2003, (b) 1% from January 2, 2003 through and including February 2, 2003, (c) 2% from February 3, 2003 through and including March 2, 2003, and (d) 3% from March 3, 2003 and thereafter. No fixed rate loans are available under the amended line of credit, except that the $2.0 million of fixed rate loans existing on October 1, 2002, will continue until the end of the their respective interest rate periods and thereafter bear interest with reference to the Prime Rate. The Prime Rate was at 4.75% at September 29, 2002.

      At September 29, 2002, the line of credit had $0.3 million utilized for standby letters of credit, leaving $6.45 million available for operations. At September 29, 2002, there were $3.3 million in borrowings outstanding on the line of credit. Collateral for the line of credit consists of inventories and equipment. The line of credit contains certain covenants, including the requirement that the Company maintains minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company must also obtain the consent of the lender to (i) pay dividends,
(ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person,
(iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 30, 2001. At September 29, 2002, the Company was in compliance with all such covenants.

                                COST-U-LESS, INC.

                                   (Unaudited)


4.    Commitments and Contingencies

  Legal Proceedings

      The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operation.

  Line of Credit

      The Company's existing line of credit will expire on April 1, 2003. The bank has indicated that it will not renew this line of credit. The Company has identified possible alternative lenders to provide a line of credit for operations beyond April 1, 2003, but has not entered into any formal agreement as of the date of this filing. There can be no assurance that a line of credit, on reasonable terms or at all, will be available beyond April 1, 2003. If the Company is unable to negotiate a new line of credit beyond April 1, 2003 on terms favorable to the Company, there would be a material adverse effect on our business, financial condition and results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain Factors That May Affect Future Results of Operations

      This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this Form 10-Q contains and may incorporate by reference statements, which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect our actual results include, but are not limited to: (i) competition; (ii) macro-economic trends and consumer buying levels; (iii) ability to maintain existing credit and obtain additional credit; (iv) risks associated with a small store base; (v) tourism activity and the level of air travel to non-U.S. destinations; (vi) isolation of store operations from corporate management; (vii) transportation difficulties;
(viii) dependence on, and uncertainties associated with, expansion outside the U.S.; (ix) weather and other risks associated with island operations; (x) dependence on key personnel and local managers; (xi) reliance on information and communication systems provided by third-party vendors; (xii) ability to utilize tax benefits; and (xiii) risks associated with significant growth. The recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the "Risk Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our Form 10-K for the year ended December 30, 2001, which was filed on April 1, 2002 with the Securities Exchange Commission.

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 30, 2001.

      As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," "the Company," and "Cost-U-Less" refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Overview

      During the 39 weeks ended September 29, 2002, we operated eleven retail stores located in Guam (2), American Samoa (1), Hawaiian Islands (2); U.S. Virgin Islands (2); Fiji (1); Netherlands Antilles (2) and California (1). In February 2001, we closed our Nadi, Fiji store, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. Our remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji.

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

      We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We believe the number of new island markets with the attributes for our existing growth strategy is limited and is decreasing as a result of, among other things, changing market conditions. We are currently evaluating alternative methods of implementing future expansion.

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

      Concurrent with this reassessment, other related foreign currency translation adjustments have also been restated to reclassify that portion of intercompany transactions that represent transactions and balances that are not considered to be part of the net investment in the foreign entity, and accordingly, related transaction gains and losses are recorded for that portion representing non-permanent investments. The restatement resulted in additional foreign currency transaction gains of $14,000 and losses of $88,000 for the 13 weeks and 39 weeks ended September 30, 2001, respectively, to be included in Other Income (Expense). Refer to our Form 10-K/A for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 1, 2002, for further discussion of the impact of the restatement.

      The management's discussion and analysis of financial condition and results of operations presented below reflects the restatement of our condensed consolidated financial statements for the 13 and 39 weeks ended September 30, 2001, as discussed above and in Note 1 to the condensed consolidated financial statements.

Results of Operations

      We reported net income of $207,000 for the 13 weeks ending September 29, 2002, compared to net income of $150,000 for the same period in fiscal 2001. The improvement in net income was primarily due to increased sales, an improvement in margin and lower interest expense, which more than offset higher store expenses and foreign currency translation expenses.

Comparison of the 13 Weeks and 39 weeks Ended September 29, 2002 to the 13 Weeks and 39 weeks Ended September 30, 2001

      Net Sales: Net sales of $43.2 million for the 13 weeks ended September 29, 2002 increased 0.9%, or $0.4 million, compared with net sales of $42.8 million in the same period in the prior year. Comparable-store sales (stores open for a full 13 months) increased 3.7% for the 13 weeks ended September 29, 2002, as strong sales in the Caribbean, led by high comparable sales in St. Thomas, offset the impact of decreased sales in Guam caused by the opening of a membership warehouse club store by a competitor in March 2002.

      For the 39 weeks ended September 29, 2002, net sales of $130.9 million were slightly lower than the $131.2 million of sales for the same period in the prior year. The slight decline in net sales was primarily due to lower business-to-business sales in the current year as compared to particularly strong sales in the prior year, and due to the impact of the new competition in Guam. We expect the current level of business-to-business activity to continue throughout the remainder of fiscal 2002. Conversely, comparable-store sales increased 1.8% for the 39 weeks ended September 29, 2002, as decreased sales in Guam were more than offset by sales increases in a majority of our other stores. Additionally, although we are experiencing a decline in sales in Guam as a result of a new competitor, we expect our sales in Guam to rebound to pre-competition levels as they did when the same competitor entered our St. Thomas market in fiscal 2001.

      Gross Profit: Gross profit improved to $7.4 million, or 17.2% of sales for the 13 weeks ended September 29, 2002, compared to $7.2 million, or 16.7% of sales in the same period in the prior year. Gross profit also improved slightly for the 39 weeks ended September 29, 2002 to 16.4% of sales, or $21.4 million, as compared to 16.2% of sales, or $21.3 million, for the 39 weeks ended September 30, 2001. The increase in gross profit as a percent of sales resulted primarily from improvements in merchandising and a stronger mix of retail store sales, with typically higher margins, as compared to business-to-business sales, which generally provide a lower gross margin but are executed at minimal direct expense.

      Store expenses: Store expenses increased to $5.5 million for the 13 weeks and $16.6 million for the 39 weeks ended September 29, 2002 as compared to $5.3 million and $15.8 million for the same periods in the prior year. As a percentage of sales, store expenses increased to 12.8% of net sales for the 13 weeks and 12.7% of net sales for the 39 weeks ended September 29, 2002 as compared to 12.4% and 12.0% for the comparable periods in the prior year. The increase in store expenses was primarily due to higher payroll and related costs associated with an upgrade in store management, higher sales volume and a higher level of customer service, as well as increases in self-insured medical claims and repairs and maintenance expense.

      General and administrative expenses: General and administrative expenses remained relatively flat at $1.4 million and $4.4 million for the 13 weeks and 39 weeks ended September 29, 2002, respectively, as compared to $1.4 million and $4.3 million for the 13 and 39 week periods in the prior year. General and administrative expenses were 3.2% of sales for the 13 weeks and 3.4% of sales for the 39 weeks ended September 29, 2002, as compared to 3.2% of sales for both periods in the prior year.

      Store opening expenses: Store opening expenses were $2,000 and $14,000 for the 13 weeks and 39 weeks ended September 29, 2002, respectively, as compared to $10,000 and $44,000 for the 13 and 39 week periods in the prior year. Store opening expenses in both years relate to costs associated with the evaluation of potential new store locations.

      Interest expense, net: Interest expense, net decreased to $84,000 and $287,000 for the 13 weeks and 39 weeks ended September 29, 2002, respectively, as compared to $134,000 and $474,000 for the 13 and 39 week periods in the prior year, due primarily to a reduction in interest rates.

      Other income (expense): Other income (expense) of ($103,000) and $91,000 for the 13 weeks and 39 weeks ended September 29, 2002, respectively, as compared to other income (expense) of $3,000 and ($120,000) for the 13 and 39 week periods in the prior year was primarily attributable to gains and losses on foreign currency transactions, including translation of intercompany amounts that represent transactions and balances that exceed the permanent investments in those countries. The income and (expense) in both fiscal years is primarily attributable to appreciation and (depreciation) in the Fijian dollar as compared to the U.S. dollar.

      Income tax provision: The tax provisions and benefits for the 13 and 39 week periods ended September 29, 2002 and September 30, 2001, represent taxes and tax benefits associated with income or losses generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

      Net income: Our net income increased to $207,000, or $0.06 per share, for the 13 weeks ended September 29, 2002, compared to net income of $150,000, or $0.04 per share in the same period in the prior year. Our net income of $89,000, or $0.02 per share, decreased as compared to net income of $254,000, or $0.07 per share in the same period in the prior year.

Liquidity and Capital Resources

      Net cash used by operations was $1.6 million for the 39 weeks ended September 29, 2002 as compared to $31,000 provided by operations in the same period in the prior year. The increase in cash used by operations was primarily due to a reduction in accrued expenses and the lack of cash provided by receivables as was experienced in the 39 weeks ended September 30, 2001.

      Net cash used in investing activities was $0.4 million for the 39 weeks ended September 29, 2002 and $0.5 million for the 39 weeks ended September 30, 2001. We currently have no plans to open new stores during fiscal 2002, but we are in the process of analyzing opportunities for new stores in the future.

      Net cash provided by financing activities increased to $0.9 million for the 39 weeks ended September 29, 2002 as compared to $0.6 million in the same period in the prior year. This increase was due to additional borrowings that were used primarily to pay down our accounts payable to 75% of inventory at September 29, 2002 compared to 82% of inventory at December 30, 2001. Our current ratio has improved to 1.16 at September 29, 2002 compared to 1.11 at December 30, 2001.

      On October 1, 2002, we amended the terms of our line of credit with a financial institution (1) to extend the term of the line of credit to April 1, 2003; (2) to reduce the amount of the line from $8.0 million to $6.75 million; and (3) to change the interest rate on the line of credit to the Prime Rate plus
(a) 0% through and including January 1, 2003, (b) 1% from January 2, 2003 through and including February 2, 2003, (c) 2% from February 3, 2003 through and including March 2, 2003, and (d) 3% from March 3, 2003 and thereafter. No fixed rate loans are available under the amended line of credit, except that the $2.0 million of fixed rate loans existing on the date of the amendment will continue until the end of the their respective interest rate periods and thereafter bear interest with reference to the Prime Rate. The Prime Rate was at 4.75% at September 29, 2002.

      The line of credit currently has $0.3 million utilized for standby letters of credit, leaving $6.45 million available for operations. At September 29, 2002, we had $3.3 million in borrowings outstanding on our line of credit. Collateral for the line of credit consists of inventories and equipment. The line of credit contains certain covenants, including the requirement that we maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. We must obtain the consent of the lender to (i) pay dividends, (ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person, (iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 30, 2001. We are currently in compliance with all such covenants.

      Our current line of credit will expire on April 1, 2003. The bank has indicated that it will not renew this line of credit. We have taken steps to identify alternative lenders to provide a line of credit for operations beyond April 1, 2003, but we have not entered into any formal agreement as of the date of this filing. We believe that any such facility would continue to be collateralized by inventories and equipment and may result in higher interest rates than those that exist under our current facility. There can be no assurance that a line of credit, on reasonable terms or at all, will be available to us beyond April 1, 2003. If we are unable to negotiate a new line of credit beyond April 1, 2003 on terms favorable to us, there would be a material adverse effect on our business, financial condition and results of operation.

      A significant portion of our cash flow is generated by our operations. If our operating results deteriorate, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

      On October 17, 2002, we announced that our Board of Directors has adopted a program to repurchase from time to time at management's discretion shares of our common stock in the open market or in privately negotiated transactions until December 31, 2002 at prevailing market prices. As of October 17, 2002, the Company had 3,606,376 shares of common stock outstanding.

Critical Accounting Policies

      We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2001.

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

Recent Accounting Pronouncements

      During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos.141, "Business Combinations", 142 "Goodwill and Other Intangible Assets", 143 "Accounting for Asset Retirement Obligations", and 144 "Accounting for Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of". During 2002, the FASB issued SFAS No.145, "Revision of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities."

      The adoption of SFAS Nos. 141, 142, 144 and 145 did not have a material impact on the Company's consolidated financial statements. The Company believes the adoption of SFAS Nos. 143 and 146 will not have a material impact on the Company's consolidated financial statements.

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

      Ability to Maintain Existing Credit and Obtain Additional Credit. A significant portion of our cash flow is generated by our operations. If our operating results deteriorate, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. Our current line of credit will expire on April 1, 2003. The bank has indicated that it will not renew this line of credit. We have taken steps to identify alternative lenders to provide a line of credit for operations beyond April 1, 2003, but we have not entered into any formal agreement as of the date of this filing. There can be no assurance that a line of credit, on reasonable terms or at all, will be available to us beyond April 1, 2003. Additionally, there can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us. If we are not able to extend the term of our existing credit line beyond April 1, 2003, or obtain additional financing on terms favorable to us, there would be a material adverse effect on our business, financial condition and results of operation.

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

      Risks Associated With Island and International Operations. Our net sales from island operations represented approximately 89% of our total net sales for the 39 weeks ended September 29, 2002. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods.

      Difficult Transportation Environment. Our island locales require the transportation of products over great distances on water, which results in the following:

      o Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
      o Possible loss of product due to potential damage to, or destruction of, ships or containers delivering our goods;
      o     Tariff, customs and shipping regulation issues;
      o     Substantial ocean freight and duty costs; and
      o     Interruption in the delivery of product due to labor disruption.

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

      Ability to Execute Growth Strategy. The success of our future growth strategy will depend to a significant degree on our ability to do the following:

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

      On February 23, 1999, our Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of our common stock and have no impact upon the way in which shareholders can trade our common stock. However, if the plan is not waived by our board of directors, ten days after a person or group acquires 15% or more of our common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from our shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of September 29, 2002, no rights have become exercisable.

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

      Decreases in Sales; Fluctuations in Comparable Store Sales. Although comparable store sales increased 3.7% for the 13 weeks and 1.8% for the 39 weeks ended September 29, 2002 as compared to the comparable periods in 2001, we experienced comparable sales declines in both fiscal 2001 and fiscal 2000. Additionally, total sales declined 4.5% in fiscal 2001 as compared to fiscal 2000. Total sales increased 11.5% in fiscal 2000 over fiscal 1999, increased 24.8% in fiscal 1999 over 1998, and increased 7.2% in 1998 over 1997. Total sales in fiscal 1997 declined 7.4% compared to fiscal 1996. The decline in fiscal 2001 was primarily due to the impact of deteriorating economies in Guam, Samoa and Curacao, Netherlands Antilles, as well as the impact of the opening of a membership warehouse club in St. Thomas. The decline in 1997 was primarily due to store closures in the continental United States and to a slight decline in comparable store (stores open at least 13 months) sales, largely attributable to the Hawaii market. The fiscal 2000 increase was primarily due to sales from the St. Maarten store opened in June 2000, an increase in business sales, the benefit of an additional week of sales in fiscal 2000 as compared to fiscal 1999 and sales from the New Zealand stores that opened in November 1999 and were closed in June 2000. The increase in fiscal 1999 and fiscal 1998 was primarily due to additional stores. Comparable store sales decreased 4.7% in fiscal 2001, 2.2% in fiscal 2000 and 0.5% in fiscal 1997. Comparable store sales increased 6.8% in fiscal 1999 and 9.9% in fiscal 1998.

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

      We do not have any derivative financial instruments as of September 29, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph
      (a) above.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       Exhibit
          No.                           Description
          ---                           -----------

         10.1 Note Modification Agreement dated October 1, 2002 to the Promissory Note between Bank of America N.A. and the Company, dated September 15, 2000.
         10.2 Amendment No. 2 dated October 1, 2002 to the Business Loan Agreement between Bank of America, N.A. and the Company, dated September 15, 2000
         10.3 Employment Agreement between Cost-U-Less, Inc. and J. Jeffrey Meder, dated October 22, 2002
         99.1     Certification of Chief Executive Officer
         99.2     Certification of Chief Financial Officer

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended September 29, 2002. However, on October 22, 2002, we filed a report on Form 8-K regarding our October 17, 2002 press release which announced that our Board of Directors has adopted a program to repurchase from time to time at management's discretion shares of our common stock in the open market or in privately negotiated transactions until December 31, 2002, at prevailing market prices. Repurchases will be made using our own cash resources.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COST-U-LESS, INC.
                                               (Registrant)


Date  November 12, 2002                        /s/  J. Jeffrey Meder
      --------------------------               ---------------------------------
                                               J. Jeffrey Meder
                                               President and
                                               Chief Executive Officer


Date  November 12, 2002                        /s/ Martin P. Moore
      --------------------------               ---------------------------------
                                               Martin P. Moore
                                               Chief Financial Officer

               Form of Sarbanes-Oxley Section 302(a) Certification

I, J. Jeffrey Meder, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cost-U-Less, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
      ------------------------------

/s/ J. Jeffrey Meder
------------------------------------
J. Jeffrey Meder
President and
Chief Executive Officer

               Form of Sarbanes-Oxley Section 302(a) Certification

I, Martin P. Moore, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Cost-U-Less, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
      -----------------------------

/s/ Martin P. Moore
-----------------------------------
Martin P. Moore
Chief Financial Officer