Form 10-K
period 2002-12-29
COST U LESS INC
filed 2003-04-11
CIK 851368

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 29, 2002

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

                             ----------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on March 27, 2003, as reported on the Nasdaq SmallCap Market, was approximately $3,955,775 (1). The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on June 28, 2002, as reported on the Nasdaq SmallCap Market, was $5,167,453 (1).

      The number of shares of the registrant's common stock outstanding at March 20, 2003 was 3,606,376.

----------

(1) Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held on May 13, 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

================================================================================

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-K

                                                                                                           Page
                                                                                                           ----
PART I:
            Item 1.    Business............................................................................  3
            Item 2.    Properties.......................................................................... 15
            Item 3.    Legal Proceedings................................................................... 16
            Item4.     Submission of Matters to a Vote of Security Holders................................. 16
PART II:
            Item 5.    Market for Company's Common Stock and Related Shareholder Matters................... 17
            Item 6.    Selected Financial Data............................................................. 18
            Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.......................................................................... 19
            Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................... 25
            Item 8.    Financial Statements and Supplementary Data......................................... 26
PART III:
            Item 10.   Executive Officers and Directors of the Registrant.................................. 46
            Item 11.   Executive Compensation.............................................................. 46
            Item 12.   Security Ownership of Certain Beneficial Owners and Management...................... 46
            Item 13.   Certain Relationships and Related Transactions...................................... 46
PART IV:
            Item 14.   Controls and Procedures............................................................. 47
            Item 15.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K................... 47

SIGNATURES................................................................................................. 50

Form of Sarbanes-Oxley Section 302(a) Certification (President and Chief Executive Officer)................ 51

Form of Sarbanes-Oxley Section 302(a) Certification (Chief Financial Officer).............................. 52

                                     PART I

      This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations and beliefs regarding our business strategy, attributes for successful stores, merchandising and distribution, our beliefs regarding the future success of our stores and our merchandising strategy, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding our ability to hire and retain personnel and the labor costs associated with island wages, our beliefs regarding period to period results of operations, our expectations regarding future growth and financial performance our expectations regarding international sales and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies, our expectations regarding fluctuations in revenues, operating results and comparable store sales, our beliefs and expectations regarding our existing facilities and the availability of additional space in the future, our intent to use all available funds for the expansion and the operation of our business and not to declare or pay any cash dividends, our beliefs and expectations regarding our results of operation and financial position, our intentions and expectations regarding utilization of tax benefits and credits, our beliefs and expectations regarding liquidity and capital resources and that amounts available under our various credit facilities, existing cash available for working capital purposes and cash flow from operations will be sufficient to meet our cash requirements, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled "Risk Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

      As used in this annual report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," "the Company," and "Cost-U-Less" refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Item 1. Business

Overview

      Cost-U-Less operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods. We currently operate ten retail stores with an eleventh store being rebuilt as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

      We opened our first retail warehouse store in 1989 in Maui, Hawaii. In 1992, we began to expand by opening stores built to our specifications, in other island locations. After experiencing success with our mid-sized store concept, we began to enter various mainland markets in late 1992, occupying existing retail spaces on favorable lease terms, while continuing to open more stores in island markets that were built to our specifications. Due to a lack of success in the mainland markets, we decided in 1995 to return our focus to our core island markets and we began closing our mainland stores. The process of closing five of our six mainland stores was completed in 1997.

      In 1998, we opened two stores in Fiji. In 1999, we opened two stores in New Zealand and one in Curacao. In 2000, we opened a store in St. Maarten, located in the Caribbean near our St. Thomas and St. Croix stores.

      In June 2000, we closed our two New Zealand stores, as well as our buying office in Auckland. Although we believed that we had introduced what was to be the first warehouse club concept to the New Zealand marketplace, we believe that the loyalty of New Zealand customers to many regional brands resulted in disappointing sales by the new stores of the U.S. brands we primarily sold.

      In February 2001, we closed one of our two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of our store in Nadi, Fiji. Our remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji.

      On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen. We believe that the building structure is most likely a total loss and we are in the process of rebuilding with an expected reopening in late 2003.

      We are continuing our focus on our core island store operations by reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. Currently, we have no plans to open new stores during 2003 other than rebuilding our Dededo, Guam store, but we are in the process of analyzing opportunities for future expansion. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

      We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We believe the number of new island markets with the attributes for our existing growth strategy is limited as a result of, among other things, changing market conditions. We are currently evaluating alternative methods of implementing future expansion.

Available Information

      We are headquartered at 8160 304th Avenue, SE, Building 3, Suite A, Preston, Washington 98050. We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

Industry Overview

      Traditional warehouse clubs such as Costco Companies, Inc., BJ's Wholesale Club, Inc. and Sam's Club, a division of Wal-Mart Stores, Inc., focus on both retail and small-business customers, with store formats averaging approximately 115,000 square feet. These retailers typically (i) offer a range of national brand and selected private label products at low prices, often in case, carton or multiple-pack quantities, (ii) provide no-frills, self-service warehouse facilities with pallet-stacked product aisles, and (iii) charge annual membership fees. Although we employ many of the retailing methods of the larger participants in the warehouse club industry, we operate smaller stores (averaging approximately 30,000 square feet), we do not charge a membership fee, we typically locate our stores in smaller geographic areas with less concentrated population centers, and we rely to a greater degree on long-haul water transportation than do other such companies.

      While the typical U.S. warehouse club customer has virtually unlimited access to popular U.S. brand-name products, we believe that these products are carried by relatively few local retailers in a number of island markets. Moreover, island markets often demonstrate unique consumer preferences, which typically require retailers to conduct local research and incorporate flexible merchandise purchasing policies in order to offer a diverse selection of local products, as well as popular U.S. brand-name products.

Business Strategy

      Our current business strategy is to

      o enter small island markets ahead of large warehouse club competitors;

      o     select markets familiar with the warehouse club concept;

      o offer U.S. goods where availability of such goods is minimal and significant demand exists;

      o     leverage island-operations expertise;

      o     utilize modern systems and merchandising methods;

      o     offer competitive prices while maintaining favorable margins; and

      o provide a local product mix while benefiting from low overhead costs.

      Expand to New Markets. We intend to pursue future growth by expanding into markets that other warehouse clubs and discount retailers have not yet entered, including but not limited to the Pacific and Caribbean regions. The pace at which we will open new stores will be dictated by our strategic planning process. We plan to refine our expansion efforts to focus on markets with high U.S. brand awareness and demand, as well as other attributes that typify our most successful stores. Future development of our business will be directed to markets in which we can compete effectively by offering competitive prices while maintaining low costs of goods and services to consumers. Currently, we believe the number of new island markets with the attributes for our existing growth strategy is limited, and we have no plans to open new stores during 2003 other than rebuilding our Dededo, Guam store. However, we continue to analyze opportunities for new stores in the future.

      Enter Markets Familiar With Warehouse Concept. We plan to seek markets that have some familiarity with the warehouse club concept. Residents of potential island markets often gain familiarity with the warehouse club concept through travel to the U.S. and other markets where warehouse clubs are present. We believe that the presence of this attribute has helped accelerate market acceptance of our stores in the past.

      Offer U.S. Goods in Markets with Minimal Supply and Significant Demand. We believe that markets that have awareness and acceptance of U.S. goods but have limited access to those goods offer substantial sales and profit potential. We believe that procuring U.S. goods in large volumes and shipping them long distances to island stores are two of our core competencies.

      Leverage Island-Operations Expertise. Through our experience in opening and operating retail warehouse club-style stores in the U.S. Territories, foreign island countries and the Hawaiian Islands, we believe that we have developed a depth of expertise in dealing with the inherent challenges of island market operations. We have refined a mid-sized building prototype that is designed to endure severe island weather conditions and that incorporates low construction costs and easily replicated specifications. Through our long-standing relationships with steamship lines, we negotiate what we believe to be competitive transportation rates while selecting efficient shipping routes and utilizing cost-effective freight handling techniques, including the use of both Company-operated cross-dock depots and independently operated distribution facilities.

      Utilize Modern Systems and Merchandising Methods. We believe that many merchants in our most promising target markets have not adopted modern retail operating efficiencies and do not have access to vendor network and distribution channels equivalent to those we have developed. By utilizing the modern systems and merchandising methods we have developed, we believe that we can achieve greater efficiencies and higher margins than other local island retailers.

      Emphasize Strong Margins While Maintaining Everyday Low Prices. In addition to providing a pleasant shopping atmosphere, we strive to sell products at prices that we believe are lower than those offered by our local island competitors, yet still above those that could be charged in large mainland markets. By leveraging our retail operating efficiencies, access to volume-purchasing discounts and distribution capabilities, we believe that we are able to acquire some products at a significantly lower cost than that paid by other local island retailers. Historically, these factors have enabled us to achieve higher margins than those achieved by mainland warehouse clubs and discount retailers.

      Use Localized Product Sourcing While Deriving Benefits of Centralized Purchasing. We conduct market research through our vendors, store managers and resident employees to ascertain the product preferences of each particular locale, including which U.S. brands are favored and which regional and ethnic items are desired. To the extent possible, our buyers then procure these products through our centralized purchasing department, thus deriving the benefits of volume purchase discounts, streamlined distribution and enhanced selection. The remaining products, including locally produced items that are available only in a particular region, are generally purchased by store managers and our corporate buyers directly from suppliers located in the region.

Market and Site Selection

      We believe that there are certain key attributes for successful stores, such as acceptance and demand for U.S. goods, familiarity with the warehouse concept, and absence of large warehouse club competition. Once we identify a target location as a possible site for expansion and we are satisfied with the political and regulatory environment in the target location, we then compare the prices charged by local competitors to the prices we would need to charge in order to achieve an acceptable return on our investment (after factoring in cost of the product, cost of freight, duties, port charges, transportation and taxes). If our market research indicates that we would be able to charge an adequate price for our products, we then commence a formal search for a suitable store site. Desirable attributes of suitable sites include a central location in a population center, sufficient space for our facility, including parking and loading docks, access to utilities and acceptable geological conditions for successful construction.

      We generally do not intend to own the land or buildings for our stores. To the extent, however, that we believe it to be advantageous to purchase land for our new store sites or to construct new store buildings, we may use our cash resources or existing financing sources during the construction period and subsequently attempt to obtain permanent financing after the stores are opened. Our ability or the ability of a potential landlord to secure financing for new stores is subject to the availability of commercial real estate financing on acceptable terms. Failure to secure adequate financing on a timely basis would delay or potentially prevent new store openings.

Store Economics

      During fiscal 2002, our stores generated annual average net sales of approximately $14.7 million, average net sales per square foot of approximately $490, average annual per store contribution of approximately $570,000, and average annual per store contribution before depreciation of approximately $690,000. Store contribution is store gross profit less direct store operating expenses. The average investment in buildings, equipment and leasehold improvements as of December 29, 2002 in these eleven stores was approximately $1.1 million. The average investment in inventory, net of accounts payable of approximately 60%, was $670,000 at December 29, 2002. The store contribution return on average investment for fiscal 2002 for these eleven stores was approximately 32%.

Store Layout

      We have incorporated into our prototype store many standard features found in domestic warehouse clubs that have not been previously used in many island markets. Store layout and interior designs were planned and calculated using computer models, with the goal of maximizing the sales per square foot and providing uniformity among the stores. Further, we believe that we are able to gain a competitive advantage over our competitors by utilizing:

      o     loading docks;

      o comparatively large freezer and refrigeration space with state-of-the-art equipment;

      o     efficient shelving and display racks;

      o     computerized cash registers and inventory tracking systems; and

      o     multiple checkout lanes.

      Each of our stores is outfitted with adjustable metal shelving that allows us to vary the display of our product based on each location's specific consumer needs. Each island store has backup generators designed to protect perishables and the store's security system during disruption of electric service caused by severe weather conditions that can occur in island markets.

      We have used considerable care in developing our store layout, which features a logical flow to encourage shopping of all departments. When ready for check out, the customer proceeds to the check-out area in the front of the store, which usually features 10 lanes. During a typical store visit, the average customer will spend approximately $45. Various forms of payment are accepted, including food stamps and debit and credit cards, and credit is extended to some local businesses and government agencies. Utilizing a no-frills approach, the stores display items in steel racking, usually on a vendor's pallets or in open cases, to maximize warehouse space and minimize labor costs. In-store signage reinforces the basic value image, while our stores generate customer excitement through the use of end-cap displays featuring new merchandise and special promotions, food demonstrators offering product samples, and ongoing introduction of new items.

      We have also attempted to minimize costs through the design of our stores. We do not use expensive fixtures such as floor tiles and false ceilings, and thereby lower our construction and maintenance costs. In addition, our refrigeration supplier has designed specialized refrigeration units using modern equipment that allows for cost-effective monitoring, maintenance and repair, and keeps energy costs to a minimum. We have also developed standardized construction specifications and have negotiated competitive prices on building materials, such as metal exterior panels, building components, store equipment and shelving, allowing us to control material costs on a per-facility basis and help ensure uniformity of materials throughout our facilities and to minimize our lease expenses.

Merchandising

      We typically carry approximately 3,000 stock-keeping units ("SKUs"), compared to the 3,500 to 5,000 SKUs estimated by industry sources to be carried by traditional warehouse clubs. Our stores do not have certain departments found in most large-format warehouse clubs, such as automobile tire, bakery, photo finishing and prescription drug departments. All our stores feature the following main product categories:

            Food-Perishables. Meat, produce, deli, dairy and frozen items represent approximately 25% of a typical store's net sales. The "reach-in" freezers and coolers are substantially larger than those found in the stores of most of our local island competitors.

            Food-Non-perishables. Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 40% of a typical store's net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

            Nonfood. Other nonfood items comprise the remaining 35% of a typical store's net sales, and include tobacco, sundries, health and beauty, office, hardware, electronics, housewares, furniture and sporting goods.

      Purchasing. We balance our product mix by providing popular U.S. brand name products together with local ethnic items found in each island region. Approximately 30% of our items are produced locally or purchased through local suppliers in each market. Offering locally purchased merchandise enables us to better serve our island customers and offer an innovative variation to the warehouse store format. Our store managers are able to purchase product that may be available only on their particular islands. Our buyers monitor sales and inventory levels on a daily basis from all of our stores. In an effort to cater to retail customers who generally purchase products for home use, we carry products in various product sizes, including single packages, "bulk packages" and mid-sized "value-packs." We purchase merchandise from manufacturers and suppliers on a purchase order basis exclusively.

      Pricing. We strive to be the "low price leader" for the markets we serve. We do not charge our customers a membership fee, thereby allowing all consumers to receive the benefits of our value-pricing philosophy. We believe that we provide everyday low prices that are often lower than regular prices offered at most retailers, such as grocery stores, and are generally intended to be slightly lower than those offered by mass merchant discount retailers, such as Wal-Mart and Kmart Corporation, that operate in some of our island markets. In an effort to achieve the lowest prices available in a particular market, we regularly compare prices and products being offered by our local competitors. Generally, given the economic efficiencies that we can bring to bear with our ability to purchase product in large quantities as well as our efficient distribution system that allows us to take advantage of optimal freight and transportation costs, we believe that we have a competitive advantage when pricing most of our products compared to local competition. However, if the comparison of local competitors' prices discloses that our prices exceed those of our local competition, then our store managers have the authority to reduce prices to remain competitive. This decentralization of pricing decisions allows us to respond quickly and efficiently to competitive challenges in each of our island markets.

Distribution

      We currently use a Company-operated distribution facility in San Leandro, California and third-party operated facilities in Port Everglades, Florida, Sacramento, California, Auckland, New Zealand and Sydney, Australia. We have no written agreements with the independently operated distribution facilities, but instead have month-to-month service relationships. At each distribution facility, merchandise is received, consolidated and cross-docked, and ultimately shipped in fully loaded containers to our stores. The depot has a "lane" designated for each store; when a full container load is queued into the lane, it is loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Our management has significant experience and long-term relationships with steamship lines and, with our present volume, has negotiated what we believe to be competitive transportation rates. We do not have a warehouse, but control inventory levels in our stores by maintaining sufficient back stock in the stores combined with efficient cross-dock facilities. For perishable items, such as meats, frozen and chill goods, we use independently operated consignment depots. Each supplier of such perishable items pays a storage charge for use of the depots based on the amount of space used for the storage of the supplier's goods. Fruits and vegetables are purchased direct from established suppliers who load the refrigerated containers on a direct basis for each store.

Management Information Systems

      We consider our management information systems to be a key component of our strategic plan. We track all inventory movement, sales and purchase orders by SKU number, vendor number, store and date. We currently use electronic point-of-sale equipment in all our stores. All data and communications from each location are sent via our company wide area network, to the computer system located at our corporate headquarters in Preston, Washington. Our company wide area network provides communications capabilities that allow for quick responses to ever-changing customer needs and local retail opportunities. The ability to quickly and consistently communicate between our headquarters and store locations is necessary since our stores are located in such remote locations.

Employee Organization, Training and Compensation

      Management of each of our stores generally consist of a store manager, one assistant manager and two to three department managers, depending on the store. The merchandising manager oversees the training and day-to-day operations of the stockers and forklift operators. The receiving manager oversees the day-to-day receiving operations and the receiving clerks. The administrative manager oversees the training and day-to-day operations of the vault clerks, cashiers and security personnel, if applicable.

      Our goal is to hire most of our employees from the island market in which the particular store resides, thus creating job opportunities for local residents. We attempt to promote our store managers internally. New store employees initially receive one to two weeks of training, which typically includes working alongside individuals in comparable positions before working without direct supervision. We have found that such on-the-job training, together with the use of detailed operating and training manuals, is an effective way to introduce new employees and managers to our systems and procedures.

      We strive to attract and retain highly motivated, performance-oriented employees and managers by offering competitive compensation, including bonus programs based on performance. Since 2000, our Manager Bonus Program has paid managers an annual bonus based on store and company profitability targets. Prior to 2000, our Manager Bonus Program was based on the net income of the Company. In 2001, we also implemented a sales incentive bonus program for all store employees based on sales targets. Although we believe that we generally pay our employees above-market wages and are thereby able to attract and retain high-quality employees, we further believe that island wages are generally lower than mainland wages and thus result in comparatively lower labor costs.

Customer Service

      We bring to our island markets a commitment to customer service that we believe gives us a competitive advantage in each of the local markets we serve. Our store layout is designed to maximize floor space used for selling product as well as to give customers a spacious feel while shopping. We accept various forms of payments, including food stamps and credit and debit cards, and credit is selectively extended to some local businesses and government agencies. We have a 30-day, no-questions-asked return policy. Each of our stores has approximately 10 checkout lanes, which allows for quick and efficient shopping. Each store features a customer desk where customers can have questions answered, usually by a management team member. In addition, employees are trained to help customers locate store products.

Marketing and Advertising

      We generally rely on word-of-mouth advertising in order to save on advertising and marketing costs and pass on the savings to our customers. We have historically spent less than 0.2% of net sales on advertising. However, in more competitive markets, we may experience higher marketing and advertising costs.

Competition

      The warehouse club and discount retail businesses are highly competitive. We have historically faced significant competition from warehouse clubs and discount retailers such as Wal-Mart, Kmart and Costco in Hawaii, from Kmart in the U.S. Virgin Islands and Guam, and PriceSmart in St. Thomas and Guam. Our competition also consists of discount retailers and other national and international grocery store chains. Some of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While we expect that the size of many of the markets in which we operate or expect to enter will delay or deter entry by many of our larger competitors, there can be no assurance that our larger competitors will not decide to enter these markets or that other competitors will not compete more effectively against us. Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets.

      In May 2001, PriceSmart, a membership warehouse club, opened on St. Thomas, where we have an established market share. To remain competitive in St. Thomas, among other things, we implemented a customer rewards program, which presents customers with merchandise certificates based on the achievement of specified levels of customer purchases. Additionally,

PriceSmart opened a store in Guam in March of 2002. In response, we remodeled our Dededo store and increased our price competitiveness and marketing activities in Guam. Subsequently, on December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen. We believe that the building structure is most likely a total loss and we are in the process of rebuilding our Dededo store with an expected reopening in late 2003. As a result of the temporary closure of our Dededo store, we expect sales in Guam to be negatively impacted in 2003.

      Furthermore, our ability to expand into new markets and operate profitably in new and existing markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

Intellectual Property

      We obtain proprietary rights protection for trademarks by filing applications for registrable marks with the U.S. Patent and Trademark Office. We have been granted federal registration of the name and stylized logo "Cost-U-Less." In addition, we rely on trade secret laws to protect our proprietary rights. While we believe that our trademarks and other proprietary know-how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees technical competence and our business strategy.

      There can be no assurance that third parties will not assert claims against us with respect to existing and future trademarks, trade names and sales techniques. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense and divert the efforts of our management, whether or not such litigation is determined in our favor.

Governmental Regulation

      We are subject to various applicable laws and regulations administered by federal, state and foreign regulatory authorities, including, but not limited to, laws and regulations regarding tax, tariffs, currency repatriation, zoning, employment and licensing requirements. Additionally, as we pursue future expansion in foreign countries, our operations will be subject to additional foreign regulatory standards, laws and regulations, in addition to customs, duties and immigration laws and regulations. Changes in the foregoing laws and regulations, or their interpretation by agencies and the courts, occur from time to time. While we believe that we presently comply in all material respects with such laws and regulations, there can be no assurance that future compliance will not have a material adverse effect on our business, financial condition and operating results. See "Risk Factors That May Affect Future Results--Risks Associated With Island and International Operations."

Employees

      As of March 10, 2003, we had 40 full-time equivalent employees at our corporate headquarters in Preston, Washington, and 12 employees at our main distribution facility in San Leandro, California. In total, we employ approximately 500 people worldwide. None of our employees are covered by collective bargaining agreements.

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

      Our ability to operate profitably in existing markets and to expand into new markets may be adversly affected by competing warehouse clubs or discount retailers. The warehouse club and discount retail businesses are highly competitive. We have historically faced significant competition from warehouse clubs and discount retailers, such as Wal-Mart, and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. Our competition also consists of discount retailers and other national and international grocery store chains. Some of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While we expect that the size of many of the markets in which we operate or expect to enter will delay or deter entry by many of our larger competitors, there can be no assurance that our larger competitors will not decide to enter these markets or that other competitors will not compete effectively against us. Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets.

      In May 2001, PriceSmart opened a store on St. Thomas, where we have an established market share. To remain competitive in St. Thomas, among other things, we implemented a customer rewards program, which presents customers with merchandise certificates based on the achievement of specified levels of customer purchases. Additionally, PriceSmart opened a store in Guam in March of 2002. In response, we remodeled our Dededo store and have increased our price competitiveness and marketing activities in Guam. During 2002, we experienced a decline in sales in Guam as a result of the new competitor. There is no assurance that the steps taken in Guam will cause initial sales losses to rebound somewhat as they did when similar competition entered our St. Thomas market. Additionally, on December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen. We believe that the building structure is most likely a total loss and we are in the process of rebuilding our Dededo store with an expected reopening in late 2003. As a result of the temporary closure of our Dededo store, we expect sales in Guam to be negatively impacted in 2003.

      Furthermore, our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

      A decline in the general economic condition in the United States or in island markets in which we operate could have a significant impact on our financial performance. The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and Gross Domestic Product levels in each of our island markets, taxation, consumer spending patterns and customer preferences. There can be no assurance that consumer spending in our markets will not be adversely affected by these factors, thereby affecting our growth, net sales and profitability. A decline in the national or regional economies of the United States and the U.S. Territories where we currently operate or any foreign countries in which we currently or will operate could have a material adverse effect on our business, financial condition and operating results.

      If we cannot maintain our existing credit facility, our operations and business would suffer. A significant portion of our cash flow is generated by our operations. If our operating results deteriorate, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. If we are unable to maintain our existng credit facility, there would be a material adverse effect on our business, financial condition and results of operation. Additionally, there can be no assurance that we would be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

      Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base. We opened our first store in 1989 and opened a total of 21 stores through December 2002, and presently operate ten stores due to the December 8, 2002 closure of our Dededo, Guam store as a result of damage sustained from the Supertyphoon Pongsona. We are in the process of rebuilding our Dededo store. Our closure of the ten other stores has adversely affected our operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a significant decline in profitability, or (iii) our general and administrative expenses increase, the effect on our operating results would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and operating results. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and operating results. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

      If we cannot obtain sufficient funds to grow our business, our operations and business may suffer. We expect to have substantial future capital requirements to expand our business. Currently, we believe we have sufficient funds from our existing cash, various credit facilities and cash flow from operations to fund our operations through the next 12 months. We do not, however, have sufficient funds to pursue a rapid growth strategy. Our ability to expand our business and pursue a rapid growth strategy will depend on our ability to obtain significant external financing. Our ability to obtain additional financing on acceptable terms depends on a number of factors, such as market conditions and our operating performance. There can be no assurance that we will be able to obtain additional financing in a timely manner and upon acceptable terms, if at all. If we fail to obtain necessary funds upon acceptable terms, we may be forced to delay expansion of our business or otherwise curtail our operations and our operations and business may suffer.

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

      If we are unable to overcome challenges resulting from the isolation of store operations from our corporate management and our increased dependence on local managers, we may experience decreased productivity or other operational problems. Our headquarters and administrative offices are located in Preston, Washington; however, ten of our eleven stores and a majority of our employees are located on islands. Although we invest resources to hire and train our on-site managers, the inability of our executives to be physically present at our current and planned store sites on a regular basis may result in the following:

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

      Our business could suffer if we are unable to manage the challenges associated with island and international operations. Our net sales from island operations represented approximately 89% of our total net sales for fiscal 2002. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. Our inability to effectively manage our island and international operations could have a significant adverse effect on our business, results of operations and financial condition

      We may encounter disruption in the transportation of our products which would significantly harm our business. Our island locales require the transportation of products over great distances on water, which results in the following:

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

      We face a number of uncertainties associated with expansion outside U.S. Territories. Our failure to adequately address these uncertainities could cause our business to suffer. Currently, three of our stores are located outside the U.S. Territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. On February 15, 2001, we closed one of the two stores we operated in Fiji due primarily to the impact that the political turmoil in Fiji was having on the tourist industry, with the resulting economic downturn severely impacting our store in Nadi. Our remaining store in Fiji is located in the city of Suva, which is the capital of Fiji and the primary population center. There can be no assurance that further political and economic changes in Fiji, or political and economic changes in other markets, will not have a material adverse effect on our business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and operating results.

      We are exposed to weather and other risks associated with island operations, which could affect our business and results of our operations. Our operations are primarily located on islands subject to volatile weather conditions and natural disasters, which could result in delays in construction or result in significant damage to, or destruction of, our stores. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage and has yet to reopen. We believe that the building structure is most likely a total loss. We are in the process of rebuilding our Dededo store. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse impact affect on our business, financial condition and results of operations.

      In addition to weather, island operations involve uncertainties arising from such as:

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

      o     Collection of debts and other obligations in foreign countries.

      There can be no assurance that we will be able to devote the resources necessary to meet the challenges posed by island operations, or that losses from business interruption will be adequately compensated by insurance; any failure to do so would have a material adverse effect on our business, financial condition and operating results.

      If we are unable to manage our fluctating comparable store sales or our comparable store sales decline, our business and results of operations could suffer. Historically, our comparable store sales have fluctated significantly. A variety of factors affect our comparable store sales, including, among others, actions of competitors (including the opening of additional stores in our markets), the retail sales environment, general economic conditions, weather conditions and our ability to execute our business strategy effectively. In addition, our future expansion may result in opening additional stores in markets where we already do business. Historically, we have experienced a reduction in sales at an existing store when we open a new store in the same market. These factors may result in future comparable store sales declines. Moreover, there can be no assurance that comparable store sales for any particular period will not decrease in the future. If our comparable store sales decline, our business, results of operations and financial condition would suffer.

      If we are unable to execute our growth strategy, our business could suffer. The success of our future growth strategy will depend to a significant degree on our ability to do the following:

      o     Operate our stores on a profitable basis;

      o     Expand our operations through the opening of new stores;

      o     Properly identify and enter new markets;

      o     Locate suitable store sites;

      o     Negotiate acceptable lease terms;

      o     Locate local developers to construct facilities to lease;

      o     Construct or refurbish sites; and

      o     Obtain necessary funds on acceptable terms.

      We have not opened stores in foreign island markets at a rapid pace. Currently, we have no plans to open new stores during 2003, other than rebuilding our Dededo, Guam store. We do not have operating experience in many of the markets in which we may open new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that the political turmoil and resulting economic downturn in Fiji were having on the tourist industry. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that our new stores will be profitable. Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and operating results.

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

      o     Stable political and regulatory environment; and

      o Favorable pricing structure to provide adequate return on investment.

      We believe the number of new island markets with these attributes is limited in number as a result of, among other things, the entry by many of our larger competitors into these markets. If we are unable to expand into new island markets ahead of large warehouse club competitors, our business, financial condition and results of operations may be adversely affected.

      We also will need to continually evaluate the adequacy of our existing systems and procedures, including store management, financial and inventory control and distribution systems. As we grow, we will need to continually analyze the sufficiency of our distribution depots and inventory distribution methods and may require additional facilities in order to support our planned growth. There can be no assurance that we will anticipate all the changing demands that our expanding operations will impose on such systems. Failure to adequately update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and operating results.

      The loss of key personnel could harm our business and results of operations. Our success depends in large part on the abilities and continued service of our executive officers and other key employees. In addition, we do not currently carry key-man life insurance. There can be no assurance that we will be able to retain the services of such executive officers and other key employees, the loss of any of whom could have a material adverse effect on our business, financial condition and operating results.

      A disruption of our information systems could cause our business and results of operations to suffer. Our business is highly dependent on communications and information systems, primarily systems provided by third-party vendors. Although we have taken a number of precautions against certain events that could disrupt the operation of our management information systems, we may experience systems failures or interruptions, which could have a material adverse effect on our business, financial condition and operating results. Any failure or interruption of our systems or systems provided by third-party vendors could cause delays or other problems in our operations, which could have a material adverse effect on our business, financial condition and operating results.

      We may not be able to utilize certain tax benefits, which could have a material adverese effect on our results of operations. Utilization of Tax Benefits. Our ability to utilize various tax benefits is dependent on our ability to generate adequate taxable income in the United States and in foreign jurisdictions. As of December 29, 2002, we had recognized an aggregate foreign tax benefit of $2.6 million on foreign operating losses and a corresponding valuation allowance of $2.4 million. Approximately one-half of the Net Operating Losses ("NOL's") will begin expiring in the year 2006. The remaining NOL's were generated in Curacao, St. Maarten and Australia and are not subject to expiration time limits. Utilization of the tax benefit is dependent on our generating future taxable income. There can be no assurance that we will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on our business, financial condition and operating results.

      Certain provisions in our charter documents and otherwise may discourage third parties from attempting to acquire control of our Company, which may have an adverse effect on the price of our stock. Pursuant to our Restated Articles of Incorporation, our Board of Directors has the authority, without shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders. Our restated articles and bylaws also provide for a classified board and special advance notice provisions for proposed business at annual meetings. In addition, Washington law contains certain provisions that may have the effect of delaying, deferring or preventing a hostile takeover of our company.

      On February 23, 1999, our Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of our common stock and have no impact upon the way in which shareholders can trade our common stock. However, if the plan is not waived by our board of directors, ten days after a person or group acquires 15% or more of our common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from our shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of December 29, 2002, no rights have become exercisable. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if shareholders may consider such a change in control to be in their best interests, which may cause the price of our common stock to suffer.

      We are subject to various governmental regulations, which may have an adverse effect on our business. Governmental regulations in foreign countries where we plan to expand our operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of our operations. Additionally, our ability to compete may be adversely affected by foreign governmental regulations that encourage or mandate the employment of citizens of, or purchase of supplies from vendors in a particular jurisdiction. We may also be subject to taxation in these foreign jurisdictions, and the final determination of our tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. We may also be subject to currency repatriation restrictions. There can be no assurance that any of these risks will not have a material adverse effect on our business, financial condition and operating results.

Item 2. Properties

      We currently lease a majority of our existing store locations. We also lease the land for our St. Thomas and St. Maarten stores, but own the store facilities. The stores average approximately 30,000 square feet and range in size from approximately 22,000 square feet to approximately 39,000 square feet. The store leases typically have a term of 10 years with options to lease for an additional 5 to 10 years and typically are net leases. With the exception of our Sonora store, which opened in an existing facility, all of our stores have been built to our specifications.

      Mid-Sized Format. The average size of our eleven stores is approximately 30,000 square feet, while the traditional warehouse stores found in the United States average approximately 115,000 square feet. We have developed three store "footprints" based on a 27,000, 36,000 and 42,000-square-foot facility, which are adaptable from anywhere between 25,000 to 45,000 square feet. Our prototype was developed in consultation with architects and designers who helped design many of the warehouse stores operating in the United States today. The prototypes were used in the construction of our stores in Fiji, St. Thomas, Curacao and St. Maarten.

      We have developed a standard lease that we use as a starting point for our lease negotiations with each potential landowner/developer. We routinely negotiate 10-year leases with at least two five-year renewal options. The following is a summary of our facility locations:

                                                                         Approximate
                                                                         Store Square    Lease                           Options to
          Location                                       Date Opened       Footage        Term       Expiration Date       Extend
          --------                                       -----------       -------        ----       ---------------       ------
Dededo, Guam (1)..................................    May 1, 1992           31,200      10 years   May 31, 2012           10 years
Hilo, Hawaii......................................    August 27, 1992       23,000      15 years   August 31, 2006        10 years
Kapaa, Kauai......................................    March 18, 1993        22,000      17 years   April 22, 2010         10 years
St. Thomas, USVI (Land Lease).....................    June 25, 1998         36,000      20 years   September 30, 2017     30 years
Sonora, CA........................................    January 27, 1994      23,150      10 years   January 1, 2004        10 years
St. Croix, USVI...................................    November 3, 1994      26,210      10 years   November 1, 2004       10 years
Tamuning, Guam....................................    March 15, 1995        35,000      15 years   March 1, 2010          10 years
Pago Pago, American Samoa.........................    March 20, 1995        32,055      10 years   February 28, 2005      15 years
Suva, Fiji........................................    November 12, 1998     30,000      10 years   November 1, 2008       10 years
Curacao, Netherlands Antilles.....................    March 2, 1999         38,711      10 years   February 1, 2009       10 years
St. Maarten, Netherlands Antilles (Land Lease)....    June 29, 2000         36,000      25 years   February 25, 2024      30 years

(1) On December 8, 2002, our Dededo store on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in its immediate closure. We believe that the building structure is most likely a total loss and we are currently working with our landlord to rebuild this store.

      We relocated our headquarters office in June 2000 and now lease approximately 14,000 square feet of office space for our headquarters in Preston, Washington, which lease expires on December 31, 2003. We relocated our Union City, California distribution facility in December 1999, to a distribution facility in San Leandro, California. The San Leandro facility is approximately 56,000 square feet, and the lease expires on January 31, 2007. We also use third-party operated distribution facilities in Florida, California, New Zealand and Australia. We believe that our distribution facilities will be sufficient to meet our needs at least through the end of fiscal 2003.

Item 3. Legal Proceedings

      We may be subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these potential claims cannot be predicted with certainty, we do not believe that any pending legal matters will have a material adverse effect on us. However, any adverse outcome to future lawsuits against us may result in a material adverse affect on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 29, 2002.

                                     PART II

Item 5. Market for Company's Common Stock and Related Shareholder Matters

      Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol "CULS". The number of shareholders of record of our common stock at March 28, 2003, was 61.

      The last sale price of our common stock on the Nasdaq SmallCap Market on March 27, 2003 was $1.11 per share. High and low sales prices for our common stock for the periods indicated in 2002 and 2001, are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                            Stock Price
                                                            -----------
                 Year                                     High       Low
                 ----                                     ----       ---
Fiscal 2002 (ended December 29, 2002)
     First Quarter.................................       1.75       1.16
     Second Quarter................................       2.42       1.31
     Third Quarter.................................       1.42       0.75
     Fourth Quarter................................       1.62       0.69

Fiscal 2001 (ended December 30, 2001)
     First Quarter.................................       1.88       1.06
     Second Quarter................................       2.00       1.50
     Third Quarter.................................       1.82       0.78
     Fourth Quarter................................       1.48       0.82

      We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

      The following selected financial data is derived from our audited consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report. Our fiscal year ends on the last Sunday in December. All years presented represent 52-week fiscal years except fiscal 2000, which was a 53-week fiscal year.

               Selected Consolidated Financial and Operating Data
      (in thousands, except per share data, average sales per square foot, number of stores and percentage data)

                                                        Dec.29,        Dec.30,        Dec.31,        Dec.26,        Dec.27,
                                                         2002           2001           2000           1999           1998
                                                         ----           ----           ----           ----           ----
Income Statement Data:
Net sales ........................................    $ 176,190      $ 177,856      $ 186,299      $ 167,079      $ 133,861
Gross profit .....................................       29,215         28,932         28,349         27,395         22,324
Operating Expenses:
  Store ..........................................       22,181         21,288         21,775         18,254         15,100
  General and administrative .....................        5,934          5,786          6,421          5,654          4,139
  Store opening ..................................           14             68            518          1,217            747
  Store closing ..................................            0              0          3,740              0            238
Operating income (loss) ..........................        1,086          1,790         (4,105)         2,270          2,100
Interest expense, net ............................         (375)          (589)          (663)          (403)          (257)
Other expense ....................................         (236)          (155)          (283)           (57)           (10)
Income (loss) before income taxes ................          475          1,046         (5,051)         1,810          1,833
Income tax provision .............................          190            490            460            656            640
Net income (loss) ................................    $     285      $     556      $  (5,511)     $   1,154      $   1,193
Earnings (loss) per common share:
  Basic ..........................................    $    0.08      $    0.15      $   (1.53)     $    0.32      $    0.45
  Diluted ........................................    $    0.08      $    0.15      $   (1.53)     $    0.32      $    0.43
Weighted average common shares outstanding, basic         3,606          3,606          3,599          3,558          2,664
Weighted average common shares outstanding, ......        3,615          3,607          3,599          3,618          2,759
diluted

Selected Operating Data:
  Store contribution(1) ..........................    $   6,291      $   6,109      $   4,940      $   7,837      $   6,596
  Stores opened ..................................            0              0              1              3              3
  Stores closed (2) ..............................            1              1              2              0              1
  Stores open at end of period ...................           10             11             12             13             10
  Average net comparable store sales per square
   foot(3)(4) ....................................    $     490      $     485      $     498      $     515      $     566
  Comparable-store net sales increase
   (decrease)(3)(4) ..............................          1.4%          (4.7)%         (2.2)%          6.8%         9.9 %

Consolidated  Balance Sheet Data:
Working capital ..................................    $   4,707      $   2,568      $     535      $   5,992      $   9,241
Total assets .....................................       40,190         41,606         41,717         45,812         39,270
Line of credit ...................................        2,367          2,173          2,700          2,163              0
Long-term debt, less current maturities ..........        2,811          3,077          3,344          2,517          2,036
Total shareholders' equity .......................       15,595         15,341         14,794         20,665         19,596

----------
(1) Store contribution is determined by deducting direct store expenses from store gross profit.
(2) On December 8, 2002, our two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store, lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen.
(3) Fiscal 2000 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 2000 have been adjusted to reflect a 52-week year. Our fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.
(4) A new store becomes comparable after it has been open for a full 13 months.

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

Overview

      We began our operations in 1989 by opening a mid-sized warehouse club-style store in Maui, Hawaii. In 1992, we began to expand by opening stores built to our specifications, in other island locations. After experiencing success with our mid-sized store concept, we began to enter various mainland markets in late 1992, occupying existing retail spaces on favorable lease terms, while continuing to open more stores in island markets that were built to our specifications. Over the course of a three-year period, we opened six mainland stores and seven island stores. Due to a lack of success in the mainland markets, we decided in 1995 to return our focus to our core island markets and we began closing our mainland stores. The process of closing five of our six mainland stores was completed in 1997. Currently, only one mainland store remains open and serves as an efficient testing ground for new operating and merchandising methods. In 1998, we opened two stores in Fiji, and in 1999 we opened two stores in New Zealand and one in Curacao, Netherland Antilles.

      During fiscal 2000, we focused on improving our mix of stores in our relatively small store base, as under-performing stores were having a materially adverse impact on our performance. In June 2000, we closed our two New Zealand stores, as well as our buying office in Auckland. Although we believed that we had introduced what was to be the first warehouse club concept to the New Zealand marketplace, we believe that the loyalty of New Zealand customers to many regional brands resulted in disappointing sales by the new stores of the U.S. brands we primarily sold. In February 2001, we closed one of our two Fiji stores, due primarily to the impact that the political turmoil in Fiji was having on the tourist industry. The resulting economic downturn severely impacted the performance of our store in Nadi, Fiji. Our remaining store in Fiji is located in the city of Suva, which is the capital and the primary population center of Fiji.

      On June 29, 2000, we opened a store on the island of St. Maarten in the Caribbean. We believe this island market has market conditions that resemble those in islands in which we have been successful.

      We are continuing to focus on our core island store operations by reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. Currently, we have no plans to open new stores during 2003 other than rebuilding our Dededo, Guam store, but we are in the process of analyzing opportunities for future expansion. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

      We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We believe the number of new island markets with the attributes for our existing growth strategy is limited and is decreasing as a result of, among other things, changing market conditions. We are currently evaluating alternative methods of implementing future expansion

      We currently operate ten retail stores with an eleventh store being rebuilt as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, our two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store, lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen. We believe that the building structure is most likely a total loss and we are in the process of rebuilding with an expected reopening in late 2003.

      Our stores are patterned after the warehouse club concept, although the stores (i) are smaller (averaging approximately 30,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items, and (iv) do not charge a membership fee. Although we do not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain consolidated income statement data.

                                                Fiscal Year Ended
                                                -----------------
                                     December 29,   December 30,   December 31,
                                         2002          2001           2000 *
                                         ----          ----           ------
Net sales .......................      100.0 %       100.0 %        100.0 %
Gross margin ....................       16.6          16.3           15.2
Operating Expenses:
     Store ......................       12.6          12.0           11.7
     General and administrative .        3.4           3.3            3.4
     Store opening ..............         --            --            0.3
     Store closing ..............         --            --            2.0
Operating income (loss) .........        0.6           1.0           (2.2)
Interest expense, net ...........       (0.2)         (0.3)          (0.4)
Other expense ...................       (0.1)         (0.1)          (0.2)
Income (loss) before income taxes        0.3           0.6           (2.8)
Income tax provision ............        0.1           0.3            0.2
Net income (loss) ...............        0.2 %         0.3 %         (3.0) %

      * The year ended December 31, 2000 was a 53-week fiscal year. The years ended December 29, 2002 and December 30, 2001 were 52-week fiscal years.

Fiscal 2002 Compared to Fiscal 2001

      Net Sales. Net sales in fiscal 2002 of $176.2 million declined 0.9% as compared to net sales of $177.9 million for the comparable period in the prior year. The slight decline in net sales was primarily due to lower business-to-business sales in the current year as compared to particularly strong sales in the prior year. We expect the level of business-to-business activity to continue to be slightly lower throughout fiscal 2003. Conversely, comparable-store sales (stores open for a full 13 months) increased 1.4% during fiscal 2002 as compared to fiscal 2001, as decreased sales in Guam were more than offset by sales increases in a majority of our other stores. Additionally, although we are experiencing a decline in sales in Guam as a result of a new competitor, we expect our sales volume in Guam to rebound somewhat as they did when the same competitor entered our St. Thomas market in fiscal 2001. However, on December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen. We believe that the building structure is most likely a total loss and we are in the process of rebuilding our Dededo store with an expected reopening in late 2003. Although the supertyphoon in Guam had only a slightly adverse effect on our fiscal 2002 sales, we expect sales in Guam in 2003 to be negatively impacted as a result of the temporary closure of our Dededo store.

      Gross Margin. Gross margin improved to $29.2 million, or 16.6% of sales, in fiscal 2002 from $28.9 million, or 16.3% of sales, in fiscal 2001. The increase in gross profit as a percent of sales resulted primarily from improvements in merchandising and a stronger mix of retail store sales, with typically higher margins, as compared to business-to-business sales, which generally provide a lower gross margin but are executed at minimal direct expense.

      Store Expenses. Store expenses increased to $22.2 million for fiscal 2002 as compared to $21.3 million in fiscal 2001. As a percentage of sales, store expenses increased to 12.6% in fiscal 2002 as compared to 12.0% in fiscal 2001. The increase in store expenses was primarily due to higher payroll and related costs associated with an upgrade in store management, higher sales volume and a higher level of customer service, as well as increases in repairs and maintenance expense and credit card fees, offset by an improvement in utility expenses.

      General and Administrative Expense. General and administrative expenses remained relatively flat at $5.9 million, or 3.4% of sales, in fiscal 2002, as compared to $5.8 million, or 3.3% of sales, in fiscal 2001.

      Store Opening Expense. Store opening expenses were $14,000 in fiscal 2002, as compared to $68,000 in fiscal 2001. Store opening expenses in both years relate to costs associated with the evaluation of potential new store locations.

      Net Interest Expense. Net interest expense decreased to $375,000 in fiscal 2002, as compared to $589,000 in fiscal 2001, due primarily to a reduction in interest rates.

      Other income (expense): Other expense of ($236,000) in fiscal 2002 includes expense of ($406,000) related to uninsured losses sustained from the Supertyphoon in Guam and gains of $170,000 on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries. Other expense of ($155,000) in fiscal 2001, was primarily attributable to losses on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries. The income and (expense) on foreign currency in both fiscal years is primarily attributable to appreciation and (depreciation) in the Fijian dollar as compared to the U.S. dollar.

      Income Tax Provision. We recorded a tax provision in fiscal 2002 of $0.2 million or 40.0% of pre-tax income. The tax provision represents taxes associated with income generated in the U.S. and U.S. Territories. No taxes or tax benefits were provided on foreign pre-tax losses in fiscal 2002, as we cannot predict whether we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. As of December 29, 2002, we had foreign net operating loss carryforwards ("NOL's") of approximately $6.5 million, which, if not utilized, will begin expiring in the year 2006. NOL's in Australia, Curacao and St. Maarten of approximately $2.9 million are not subject to expiration time limits. Our ability to utilize the NOL carryforwards is dependent upon generating taxable income in the foreign jurisdictions. As a result, we have recorded a valuation allowance of $2.4 million attributable to the net operating loss carryforwards.

      We had foreign tax credit carryforwards of $0.7 million as of December 30, 2001, expiring between 2005 and 2006. During fiscal 2002, we were able to utilize most of the foreign tax credit carryforwards. We expect to be able to fully utilize the remaining foreign tax credit carryforward of $0.2 million and, therefore, no valuation allowance is provided.

      Net Income. Our net income decreased to $285,000, or $0.08 per share, for fiscal 2002, compared to net income of $556,000, or $0.15 per share in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

      Net Sales. Net sales in fiscal 2001 of $177.9 million declined 4.5% as compared to net sales of $186.3 million for the comparable period in the prior year. Excluding the $2.9 million of sales attributable to the additional week in fiscal 2000, sales for fiscal 2001 decreased 3.0% as compared to fiscal 2000. Comparable store sales (stores open at least 13 months) decreased 4.7% during fiscal 2001 as compared to fiscal 2000. The decline in total sales and comparable store sales is primarily due to the impact of deteriorating economies in Guam, Samoa and Curacao, Netherlands Antilles, as well as the impact of a competitor opening a membership warehouse club in St. Thomas in May 2001. Sales from our St. Maarten store, opened in June of 2000, and an increase in business sales more than offset the impact of the loss of sales from the two unprofitable New Zealand stores that were closed in June 2000 and the unprofitable Nadi, Fiji store that was closed in February 2001.

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

      General and Administrative Expense. General and administrative expenses decreased $0.6 million in fiscal 2001 to $5.8 million compared to $6.4 million in fiscal 2000. General and administrative expenses were 3.3% of sales in fiscal 2001, compared to 3.4% in fiscal 2000. The decrease in general and administrative expenses was primarily due to the closure of our buying office in Auckland, New Zealand in June 2000. Additionally, we expensed $0.3 million of obsolete equipment in June 2000.

      Store Opening Expense. Store opening expenses decreased $0.4 million to $0.1 million in fiscal 2001, compared to $0.5 million in fiscal 2000. Store opening expenses in fiscal 2001 related to costs associated with the evaluation of potential new store locations. Fiscal 2000 store opening expenses were related to our St. Maarten store that opened in June 2000.

      Store Closing Expense. Store closing expenses of $3.7 million in fiscal 2000, primarily related to the closing of our New Zealand stores in June 2000 and the accruals established for the February 2001 closing of our Nadi, Fiji store. Store closing expenses for fiscal 2000 also include a write-off of approximately $0.4 million of translation losses previously recorded in Other Comprehensive Income, a component of Shareholders' Equity. We did not incur any material additional store closure expenses in fiscal 2001 related to our New Zealand or Fiji store closures.

      Net Interest Expense. Net interest expense decreased $0.1 million to $0.6 million in fiscal 2001 as additional interest expense from the long-term borrowings for the construction of the building for the St. Maarten store that opened June 29, 2000 was more than offset by lower average borrowings on our line of credit and reduced interest rates.

      Other expense: Other expense of $0.2 million in fiscal 2001 and $0.3 million in fiscal 2000 was primarily attributable to gains and losses on foreign currency transactions.

      Income Tax Provision. We recorded a tax provision in fiscal 2001 of $0.5 million or 46.9% of pre-tax income. The tax provision represents taxes associated with income generated in the U.S. and U.S. Territories, off-set by a bad debt deduction related to Fiji. No tax benefits were recognized on foreign pre-tax losses in fiscal 2001, as we cannot predict whether we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. During the years ended December 30, 2001 and December 31, 2000, we recorded foreign tax credits of $0.4 million and $0.3 million, respectively. If not utilized, the foreign tax credits will expire in the years 2005 and 2006, respectively. Utilization of the NOL's and foreign tax credit carryforwards may be limited in any given year by alternative minimum tax ("AMT") restrictions, depending upon each year's AMT calculation. Our ability to utilize various tax benefits is dependent upon generating taxable income in US and foreign jurisdictions. As a result, we have recorded a valuation allowance of $2.6 million at December 30, 2001, against the tax benefit of net operating loss and foreign tax credit carryforwards.

      Net Income (Loss). The net income for fiscal 2001 was $0.6 million, or $0.15 per fully diluted share, compared to a net loss of $5.5 million, or $(1.53) per fully diluted share, for fiscal 2000. The net loss in fiscal 2000 resulted primarily from non-recurring charges related to the closure of our two New Zealand stores, New Zealand operating losses and the write-off of obsolete equipment.

Liquidity and Capital Resources

      We currently finance our operations with proceeds from various credit facilities, and internally generated funds. Net cash provided by operations was $0.3 million, $1.5 million and $2.6 million, for fiscal years 2002, 2001 and 2000, respectively. The decrease in net cash provided by operations in 2002 as compared to 2001 was primarily due to the establishment of a receivable for assets lost as a result of Supertyphoon Pongsona in Guam and use of cash to reduce accrued expenses. The decrease in net cash provided by operations in 2001 compared to 2000 was primarily due to an increase in inventory, as our inventory levels at the end of fiscal 2000 were lower than we prefer due to an over achievement of our inventory reduction program implemented during the fourth quarter of 2000, and a reduction in our store closure reserve.

      Net cash used in investing activities was $0.4 million, $0.6 million and $3.3 million, for fiscal years 2002, 2001 and 2000, respectively. Cash was used in fiscal 2002 and fiscal 2001 for general store improvements. The cash used in investing activities in 2000 primarily relates to the opening of our St. Maarten store. Currently, we have no plans to open new stores during 2003 other than rebuilding our Dededo, Guam store. However, we continue to analyze opportunities for new stores in the future.

      Net cash used by financing activities of $0.1 million in fiscal 2002 was due to reductions in the outstanding borrowings on our long-term debt, partially offset by additional borrowings on our line of credit. In fiscal 2001, the $0.8 million of net cash used by financing activities was due to the reduction of both our line of credit and our long-term debt. The $0.5 million of net cash provided by financing activities in fiscal 2000 was primarily due to proceeds from long-term debt used to finance the construction of our St. Maarten store that opened June 29, 2000.

      Foreign currency translation resulted in a gain of $34,000 in fiscal 2001 and losses of $0.1 million and $0.3 million in fiscal years 2002 and 2000, respectively. The foreign currency translation gains and losses are a result of the translation of our subsidiaries' operating results and balance sheets from local currencies to U. S. dollars. In fiscal 2000, we wrote off $0.4 million of foreign currency translation losses as a result of the substantial liquidation of our New Zealand operations.

      On October 1, 2002, we amended the terms of our line of credit with a financial institution (1) to extend the term of the line of credit to April 1, 2003; (2) to reduce the amount of the line from $8.0 million to $6.75 million; and (3) to change the interest rate on the line of credit to the Prime Rate plus
(a) 0% through and including January 1, 2003, (b) 1% from January 2, 2003 through and including February 2, 2003, (c) 2% from February 3, 2003 through and including March 2, 2003, and (d) 3% from March 3, 2003 and thereafter. No fixed rate loans are available under the amended line of credit, except that the $2.0 million of fixed rate loans existing on the date of the amendment will continue until the end of the their respective interest rate periods and thereafter bear interest with reference to the Prime Rate. The Prime Rate was at 4.25% at December 29, 2002. At December 29, 2002, we had $2.4 million in borrowings outstanding on our line of credit and $0.3 million utilized for standby letters of credit. The lender informed us that it would terminate this credit facility as of April 1, 2003, but it subsequently extended the terms of the credit facility until we were able to secure a replacement facility. As of April 10, 2003, this line of credit has been satisfied and has been terminated.

      On April 9, 2003, we entered into a replacement line of credit with a different financial institution that has a three year term, expiring on April 9, 2006. The new line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers' acceptances in the amount up to $0.5 million. Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is calculated as a percentage of our inventory located in the United States and the U.S. Territories. Borrowings under the replacement line of credit bear interest at the financial institution's prime rate plus 1.5%. A fee of 0.25% will be charged on the unused portion of the line of credit. The replacement line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. We believe that we are currently in compliance with all such covenants.

      In November 1999, we entered into a $2.0 million note payable for the construction of our new store in St. Maarten. The note payable carries interest at the prime rate plus 1% (5.25% at December 29, 2002), and is secured by a first security interest on our St. Maarten leasehold interest and personal property.

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

Contractual Obligations

      As of December 29, 2002, our commitments to make future payments under long term contractual obligations were as follows (in thousands):

                                                    Payments Due by Period
                          ---------------------------------------------------------------------------
                                         Less than          1 to 3           4 to 5           After 5
Contractual Obligations    Total           1 year            years            years            years
-----------------------    -----           ------            -----            -----            -----
Long-term debt            $ 3,078          $   267          $   534          $   534          $ 1,743
Operating leases           31,714            4,666            8,126            7,157           11,765
                          -------          -------          -------          -------          -------

Total                     $34,792          $ 4,933          $ 8,660          $ 7,691          $13,508
                          =======          =======          =======          =======          =======

Critical Accounting Policies

      We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements included in this annual report on Form 10-K.

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

      We believe that the following accounting policies are the most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Inventories

      Inventories are carried at the lower of average cost or market. We provide for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of actual physical inventory count results.

Foreign Currency Translation

      The U.S. dollar is the functional currency for all our locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. Prior to the closure of our New Zealand stores in June 2000, the functional currency for New Zealand was its local currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders' Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period we substantially liquidated operations in that country.

Stock-Based Compensation

      We have elected to apply the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, we account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price. We generally grant stock options at exercise prices equal to fair market value on the date of grant, as a result, no compensation cost is recognized.

Income Taxes

      Income tax expense includes U.S. and foreign income taxes. We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We apply judgment in determining whether it is more likely than not that the deferred tax assets will be realized, and valuation allowances are established when necessary. Our effective tax rate is currently higher than the expected federal statutory rate because valuation allowances have been established against the tax benefits of foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. We are developing and implementing certain tax planning strategies, which may affect our ability to recognize some of the deferred tax assets that are currently allowed for and may ultimately change our estimate of the valuation allowance.

Accounting Pronouncements

      During 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos.141, "Business Combinations", 142 "Goodwill and Other Intangible Assets", 143 "Accounting for Asset Retirement Obligations", and 144 "Accounting for Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of". During 2002, the FASB issued SFAS No.145, "Revision of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities", SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure" and FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51."

      The adoption of SFAS Nos. 141, 142, 144, 145 and 148, as well as FASB Interpretation Nos 45 and 46, did not have a material impact on our consolidated financial statements. We believe that the adoption of SFAS Nos. 143 and 146 will not have a material impact on our consolidated financial statements.

      The Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" in November 2002, applicable to the Company for arrangements entered into beginning in fiscal 2003. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the Company does not expect the release to have a significant effect on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We operate stores in foreign countries and have market risks associated with foreign currencies. However, sales are primarily made in U.S. cash or foreign currencies with minimal trade credit extended and no borrowings exist in foreign currencies. Cash deposited from sales are remitted back to the U.S. bank account, routinely.

      We record gains and losses on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries in Other Income (Expense). Gains and losses are primarily attributable to appreciation and (depreciation) in the Fijian dollar as compared to the U.S. dollar.

      We have also assessed our vulnerability to interest rate risk associated with our financial instruments, including, cash and cash equivalents, lines of credit and long term debt. Due to the nature of these financial instruments, we believe that the risk associated with interest rate fluctuations does not pose a material risk. Our line of credit and long-term debt can be expected to vary in the future as a result of future business requirements, market conditions and other factors.

      We do not have any derivative financial instruments as of December 29, 2002.

Item 8. Financial Statements and Supplementary Data

      The following consolidated financial statements and supplementary data are included beginning on page 27 of this Report:

                                                                          Page
                                                                          ----
     Report of Deloitte & Touche LLP, Independent Auditors...........      27
     Report of Ernst & Young LLP, Independent Auditors...............      28
     Consolidated Financial Statements:
          Consolidated Statements of Operations......................      29
          Consolidated Balance Sheets................................      30
          Consolidated Statements of Shareholders' Equity............      31
          Consolidated Statements of Cash Flows......................      32
          Notes to Consolidated Financial Statements.................      33

              REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Board of Directors
Cost-U-Less, Inc.
Preston, Washington

      We have audited the accompanying consolidated balance sheets of Cost-U-Less, Inc. and subsidiaries (collectively, the Company) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 29, 2002 and December 30, 2001, respectively. Our audit also included the consolidated financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for the years ended December 29, 2002 and December 30, 2001, respectively, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
March 13, 2003 (April 10, 2003 as to Note 16)

                Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Cost-U-Less, Inc.

      We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of Cost-U-Less, Inc. (the "Company") for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cost-U-Less, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP

Seattle, Washington
February 23, 2001, except as to the information included in the second and third paragraphs under the caption "Foreign Currency Translations and Comprehensive Income" in Note 1, as to which the date is March 29, 2002

                                COST-U-LESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                        Fiscal Year Ended
                                                         ------------------------------------------------
                                                         December 29,      December 30,      December 31,
                                                             2002              2001              2000
                                                         ------------      ------------      ------------
Net sales .........................................      $   176,190       $   177,856       $   186,299
Merchandise costs .................................          146,975           148,924           157,950
                                                         -----------       -----------       -----------
Gross profit ......................................           29,215            28,932            28,349
Operating expenses:
     Store ........................................           22,181            21,288            21,775
     General and administrative ...................            5,934             5,786             6,421
     Store openings ...............................               14                68               518
     Store closings ...............................                0                 0             3,740
                                                         -----------       -----------       -----------
Total operating expenses ..........................           28,129            27,142            32,454
                                                         -----------       -----------       -----------
Operating income (loss) ...........................            1,086             1,790            (4,105)
Other expenses:
     Interest expense, net ........................             (375)             (589)             (663)
     Other ........................................             (236)             (155)             (283)
                                                         -----------       -----------       -----------
Income (loss) before income taxes .................              475             1,046            (5,051)
Income tax provision ..............................              190               490               460
                                                         -----------       -----------       -----------
Net income (loss) .................................      $       285       $       556       $    (5,511)
                                                         ===========       ===========       ===========
Earnings (loss) per common share:
     Basic ........................................      $      0.08       $      0.15       $     (1.53)
                                                         ===========       ===========       ===========
     Diluted ......................................      $      0.08       $      0.15       $     (1.53)
                                                         ===========       ===========       ===========
Weighted average common shares outstanding, basic .        3,606,376         3,606,376         3,599,374
                                                         ===========       ===========       ===========
Weighted average common shares outstanding, diluted        3,614,514         3,607,238         3,599,374
                                                         ===========       ===========       ===========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            December 29,   December 30,
                                                                                2002           2001
                                         ASSETS                             ------------   ------------
Current assets:
     Cash and cash equivalents ........................................      $  2,383       $  2,660
     Insurance receivable .............................................         1,460             --

     Accounts receivable (net of allowance of $224 and $120 in 2002 and
       2001, respectively) ............................................         1,713          1,749
     Income tax receivable ............................................           804            368
     Inventories ......................................................        18,626         19,360
     Prepaid expenses .................................................           292            324
     Deferred taxes ...................................................           619            780
                                                                             --------       --------
          Total current assets ........................................        25,897         25,241
Buildings and equipment, net ..........................................        13,510         15,464
Deposits and other assets .............................................           783            801
Deferred taxes, net ...................................................            --            100
                                                                             --------       --------
          Total assets ................................................      $ 40,190       $ 41,606
                                                                             ========       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit ...................................................      $  2,367       $  2,173
     Accounts payable .................................................        15,449         15,885
     Accrued expenses .................................................         2,845          3,824
     Accrued store closure reserve ....................................           262            524
     Current portion of long-term debt ................................           267            267
                                                                             --------       --------
          Total current liabilities ...................................        21,190         22,673
Deferred rent .........................................................           529            515
Deferred taxes, net ...................................................            65             --
Long-term debt, less current portion ..................................         2,811          3,077
                                                                             --------       --------
          Total liabilities ...........................................        24,595         26,265

Commitments and Contingencies

Shareholders' equity:
Preferred stock--$0.001 par value; Authorized shares--2,000,000; Issued
    and outstanding shares--none ......................................            --             --
Common stock--$0.001 par value; Authorized shares--25,000,000; Issued
    and outstanding shares, 3,606,376 .................................        12,446         12,446
Retained earnings .....................................................         3,842          3,557
Accumulated other comprehensive loss ..................................          (693)          (662)
                                                                             --------       --------
          Total shareholders' equity ..................................        15,595         15,341
                                                                             --------       --------
          Total liabilities and shareholders' equity ..................      $ 40,190       $ 41,606
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

                                COST-U-LESS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                Accumulated
                                                    Common         Common                          Other
                                                    Stock--        Stock--        Retained     Comprehensive
                                                    Shares         Amount         Earnings          Loss           Total
                                                   ---------      ---------      ---------     -------------     ---------
Balance at December 26, 1999 ................      3,576,858      $  12,422      $   8,512       $    (269)      $  20,665
     Net loss ...............................             --             --         (5,511)             --          (5,511)
     Foreign currency translation adjustments             --             --             --            (384)           (384)
                                                                                                                 ---------
     Comprehensive loss .....................                                                                       (5,895)
                                                                                                                 ---------

     Exercise of common stock options .......         29,518             24             --              --              24
                                                   ---------      ---------      ---------       ---------       ---------

Balance at December 31, 2000 ................      3,606,376         12,446          3,001            (653)         14,794
     Net income .............................             --             --            556              --             556
     Foreign currency translation adjustments             --             --             --              (9)             (9)
                                                                                                                 ---------
     Comprehensive income ...................                                                                          547
                                                                                                                 ---------

                                                   ---------      ---------      ---------       ---------       ---------

Balance at December 30, 2001 ................      3,606,376         12,446          3,557            (662)         15,341
     Net income .............................             --             --            285              --             285
     Foreign currency translation adjustments             --             --             --             (31)            (31)
                                                                                                                 ---------
     Comprehensive income ...................                                                                          254
                                                                                                                 ---------

                                                   ---------      ---------      ---------       ---------       ---------
Balance at December 29, 2002 ................      3,606,376      $  12,446      $   3,842       $    (693)      $  15,595
                                                   =========      =========      =========       =========       =========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   December 29,  December 30,  December 31,
                                                                                       2002          2001          2000
                                                                                   ------------  ------------  ------------
OPERATING ACTIVITIES:
     Net income (loss) ........................................................      $   285       $   556       $(5,511)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization .......................................        1,831         1,886         1,865
          Loss on uninsured inventory damaged by Supertyphoon
               Ponsonga .......................................................          350            --            --
          Writedown of property and equipment .................................           33            --           999
          Deferred tax (benefit) provision ....................................          326            45           (89)
          Allowance for doubtful accounts .....................................          104          (134)          104
          Cash provided by changes in operating assets and liabilities:
               Insurance receivable ...........................................          (42)           --            --
               Accounts receivables ...........................................          (68)          393            10
               Income tax receivable ..........................................         (436)         (205)          355
               Inventories ....................................................         (353)       (1,327)        3,572
               Prepaid expenses ...............................................           32          (109)           50
               Deposits and other assets ......................................           18           212           (39)
               Accounts payable ...............................................         (436)          381        (1,020)
               Accrued expenses ...............................................       (1,057)          709           733
               Accrued store closure reserve ..................................         (262)         (974)        1,498
               Deferred rent ..................................................           14            20            81
                                                                                     -------       -------       -------
                    Net cash provided by operating activities .................          339         1,453         2,608

INVESTING ACTIVITY:
     Cash used to purchase buildings and equipment ............................         (435)         (558)       (3,262)

FINANCING ACTIVITIES:
     Proceeds from sale of common stock .......................................           --            --            24
     Proceeds (payments) from (on) line of credit, net ........................          194          (527)          537
     Proceeds from long-term debt .............................................           --            --         1,093
     Payments on long-term debt ...............................................         (266)         (267)         (421)
     Payments on capital lease obligations ....................................           --            --          (725)
                                                                                     -------       -------       -------
                    Net cash provided (used) by financing activities ..........          (72)         (794)          508
     Foreign currency translation adjustments .................................         (109)           34          (258)
                                                                                     -------       -------       -------
Net increase (decrease) in cash and cash equivalents ..........................         (277)          135          (404)
Cash and cash equivalents:
     Beginning of period ......................................................        2,660         2,525         2,929
                                                                                     -------       -------       -------
     End of period ............................................................      $ 2,383       $ 2,660       $ 2,525
                                                                                     =======       =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Noncash activities:
          Writeoff of Inventory lost in Supertyphoon and accrual of
            related costs .....................................................      $ 1,165       $    --       $    --
          Writeoff of Fixed Assets lost in Supertyphoon .......................          603            --            --
          Establishment of insurance receivable for Supertyphoon losses .......        1,418            --            --

     Cash paid during the period for:
          Interest ............................................................      $   382       $   624       $   816
          Income taxes ........................................................          200           696           276

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

      Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At December 29, 2002, the Company operated ten retail stores with an eleventh store being rebuilt as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company's two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store, lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage, and has yet to reopen. The Company believes that the building structure is most likely a total loss and is currently rebuilding this store.

      In the second quarter of fiscal 2000, the Company closed its two New Zealand stores. On June 29, 2000, the Company opened a store in St. Maarten, Netherlands Antilles. In February 2001, the Company closed its Nadi, Fiji store. The Company continues to operate its other store in Fiji, located in the city of Suva.

Fiscal Year

      The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. The years ended December 29, 2002 and December 30, 2001 were 52-week fiscal years. The year ended December 31, 2000 was a 53-week fiscal year.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji and New Zealand. All significant inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translations and Comprehensive Income

      The U.S. dollar is the functional currency for all locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. When the Company operated stores in New Zealand (through June 2000), the functional currency for New Zealand was the New Zealand dollar. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders' Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period the Company has substantially liquidated operations in that country.

      In June 2000 the Company discontinued all major business activities in New Zealand upon the closure of its two stores and its Auckland buying office. In 2001, the Company determined that, because the level of the ongoing New Zealand activities was so small relative to activities prior to the closures, that "substantial liquidation", as interpreted in paragraph 14 of FAS 52, had in fact occurred in June 2000 requiring the restatement of its previously reported 2000 operating results. Pursuant to the restatement, the New Zealand foreign currency translation adjustment account of $388,000, which was previously recorded within Other Comprehensive Income (Loss), was written off at June 25, 2000.

      Additionally, in 2001 the Company reassessed its calculations of other foreign currency translation adjustments as they related to that portion of intercompany transactions that are not considered to be part of the net investment in the foreign entity. As a result, a further restatement occurred in 2000 to reflect transaction gains and losses for that portion of the intercompany transactions that represent non-permanent investments in Other Income (Expense).

                                COST-U-LESS, INC.

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

Financial Instruments

      The carrying value of financial instruments, including cash, cash equivalents, receivables, payables, and long-term debt, approximates market value at December 29, 2002 and December 30, 2001. The carrying value of cash, cash equivalents, receivables and payables approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair value based on the variable interest rates charged on the debt.

Inventories

      Inventory consists of retail merchandise inventory and is carried at the lower of average cost or market.

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

Long Lived Assets

      When facts and circumstances indicate that the carrying values of long-lived assets, including intangibles, may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

Accounts Payable

      The Company's major bank accounts are replenished as checks are presented. Accordingly, included in accounts payable at December 29, 2002 and December 30, 2001 are $2.9 million and $2.6 million, respectively, representing the excess of outstanding checks over cash on deposit at the banks on which the checks were drawn.

                                COST-U-LESS, INC.

Revenue Recognition

      The Company recognizes revenue from product sales when the customer purchases the products, generally at the point of sale.

Vendor Allowances

      The Company records vendor allowances in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendor allowances received for advertising programs reduce the Company's expense for the related advertising program.

Advertising Costs

      The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 2002, 2001 and 2000 were not material to the Company's operating results.

Store Opening Costs

      Pre-opening costs incurred in connection with the startup and promotion of new stores are expensed as incurred.

Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Adoption of SFAS No. 148 is required for the Company's fiscal year ended December 29, 2002. SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

      The Company has elected to apply the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price. The Company usually grants stock options at exercise prices equal to fair market value on the date of grant; as a result, no compensation cost has been recognized.

                                COST-U-LESS, INC.

      Had the stock option compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for options granted in 2002, 2001, and 2000, consistent with the fair value methods of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to these pro-forma amounts:

                                                                         2002         2001         2000
                                                                         ----         ----         ----
                                                                        (Net income (loss) in thousands)
Net income (loss) as reported ..................................      $     285    $     556    $  (5,511)
Less: Total stock-based employee compensation expense
      determined under fair value method for all awards,
      net of tax ...............................................            172          168          191
                                                                      ---------    ---------    ---------
Net income (loss) pro forma ....................................      $     113    $     388    $  (5,702)
                                                                      =========    =========    =========

Earnings (loss) per common share, basic as reported ............      $    0.08    $    0.15    $   (1.53)
Earnings (loss) per common share, basic pro forma ..............      $    0.03    $    0.11    $   (1.58)
Earnings (loss) per common share, diluted as reported ..........      $    0.08    $    0.15    $   (1.53)
Earnings (loss) per common share, diluted pro forma ............      $    0.03    $    0.11    $   (1.58)

      The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

                                           2002          2001            2000
                                           ----          ----            ----
Risk-free interest rate...............      3.37%         5.17%           6.50%
Expected life.........................    5 years       5 years         5 years
Expected dividend yield...............         0%            0%              0%
Volatility............................        75%           71%             92%

      The weighted average fair values of options granted in 2002, 2001, and 2000 were $0.42, $0.54 and $1.18, respectively.

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

New Accounting Pronouncements

      During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos.141, "Business Combinations", 142 "Goodwill and Other Intangible Assets", 143 "Accounting for Asset Retirement Obligations", and 144 "Accounting for Impairment or Disposal of Long-lived Assets and for Long-Lived Assets to be Disposed of". During 2002, the FASB issued SFAS No.145, "Revision of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities", SFAS No. 148 Accounting for Stock Based Compensation - Transition and Disclosure" and FASB Interpretation No. 45 "Guarantor's

                                COST-U-LESS, INC.

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51."

      The adoption of SFAS Nos. 141, 142, 144, 145 and 148, as well as FASB Interpretation Nos 45 and 46, did not have a material impact on the Company's consolidated financial statements. The Company believes the adoption of SFAS Nos. 143 and 146 will not have a material impact on the Company's consolidated financial statements.

      The Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" in November 2002, applicable to the Company for arrangements entered into beginning in fiscal 2003. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the Company does not expect the release to have a significant effect on its results of operations or financial position.

Reclassifications

      Certain reclassifications of prior years' balances have been made for consistent presentation with the current year.

2. Insurance Receivable

      On December 8, 2002, the Company's two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store, lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage, and has yet to reopen. The Company believes that the building structure is most likely a total loss. The Company lost inventory, leasehold improvements and equipment as a result of the supertyphoon. At December 29, 2002, the Company has recorded a $1.4 million receivable for losses that it expects to be recovered from insurance. The receivable represents $0.8 million for inventory losses and $0.6 million for fixed asset losses. Additionally, the Company recorded a loss of $0.4 million in Other Expense during fiscal 2002, which represents the amount of inventory losses and other expenses that are not expected to be recovered from insurance.

3. Buildings and Equipment

      Buildings and equipment consist of the following (in thousands) at:

                                                     December 29,   December 30,
                                                         2002           2001
                                                     ------------   ------------
Buildings ..........................................   $ 7,113        $ 7,113
Equipment ..........................................    14,626         15,450
Leasehold improvements .............................     1,197          1,474
                                                       -------        -------
     Buildings, equipment and leasehold improvements    22,936         24,037
Less accumulated depreciation and amortization .....     9,458          8,582
                                                       -------        -------
     Net book value of depreciable assets ..........    13,478         15,455
Computer system and software development in progress        32              9
                                                       -------        -------
Total Buildings and Equipment ......................   $13,510        $15,464
                                                       =======        =======

      The Company wrote-off $0.6 million of equipment and leasehold improvements lost in the supertyphoon in Guam. The Company believes that such amounts are recoverable from insurance and has included such amounts in its insurance receivable at December 29, 2002.

                                COST-U-LESS, INC.

4. Line of Credit

      At December 29, 2002, the Company maintained a $6.75 million line of credit, as amended, with a commercial bank with an expiration date of April 1, 2003. Borrowings under the amended line of credit bear interest at the Prime Rate plus (a) 0% through and including January 1, 2003, (b) 1% from January 2, 2003 through and including February 2, 2003, (c) 2% from February 3, 2003 through and including March 2, 2003, and (d) 3% from March 3, 2003 and thereafter. No fixed rate loans are available under the amended line of credit, except that the $0.5 million fixed rate loan existing on December 29, 2002, continued until its expiration on January 6, 2003 at a rate of 3.7%. The Prime Rate was at 4.25% at December 29, 2002.

      At December 29, 2002, the line of credit had $0.3 million utilized for standby letters of credit, leaving $6.45 million available for operations. At December 29, 2002, there were $2.4 million in borrowings outstanding on the line of credit. Collateral for the line of credit consists of inventories and equipment. The line of credit contains certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company must also obtain the consent of the lender to (i) pay dividends,
(ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person,
(iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 30, 2001. In accordance with the terms of this line of credit, the Company is required to maintain certain financial covenants. As of December 29, 2002, the Company was in compliance with all such covenants.

      Subsequent to December 29, 2002, the Company entered into a replacement line of credit with a different financial institution. See Note 16 - Subsequent Event.

5. Long-Term Debt

      In conjunction with the construction of the St. Thomas store in 1998, the Company entered into a $2.0 million note payable to a bank which matures in June 2013. Interest on the note at December 29, 2002 is at the prime rate plus 1% (5.25%). As of December 29, 2002, there was a balance owed of $1.4 million, which is secured by a first leasehold priority mortgage on the St. Thomas building. The Company makes principal payments of approximately $11,000 per month, plus interest.

      In November 1999, the Company entered into a $2.0 million credit facility with a financial institution to fund the construction of the St. Maarten store. As of December 29, 2002, there was a balance owed of $1.7 million against this credit facility. Interest on the note at December 29, 2002 is at the prime rate plus 1% (5.25%). The credit facility is secured by a first leasehold security interest on the St. Maarten property. The Company makes principal payments of approximately $11,000 per month, plus interest.

      Maturities of long-term debt are as follows (in thousands):

              2003............................       $  267
              2004............................          267
              2005............................          267
              2006............................          267
              2007............................          267
              Thereafter......................        1,743
                                                     ------
                     Total....................       $3,078
                                                     ======

6. Contingencies

      The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operation.

                                COST-U-LESS, INC.

7. Interest Expense, Net

      The components of interest, net are as follows (in thousands):

                                              2002           2001          2000
                                             -----          -----         -----
Interest Expense ...................         $ 376          $ 589         $ 750
Capitalized Interest ...............             0              0           (86)
Interest Income ....................            (1)             0            (1)
                                             -----          -----         -----
     Interest Expense, net .........         $ 375          $ 589         $ 663
                                             =====          =====         =====

      The interest-carrying costs of capital assets under construction are capitalized based on the Company's weighted average borrowing rate. Capitalized interest in 2000 relates to the construction of the St. Maarten store.

8. Income Taxes

      Income (loss) before income taxes by jurisdiction is as follows (in thousands):

                                              2002          2001          2000
                                            -------       -------       -------
United States ........................      $ 1,126       $ 2,052       $(1,864)
U.S. Territories .....................         (560)        1,078         1,335
Foreign ..............................          (91)       (2,084)       (4,522)
                                            -------       -------       -------
     Income (loss) before income taxes      $   475       $ 1,046       $(5,051)
                                            =======       =======       =======

      The provision for income taxes is as follows (in thousands):

                                               2002          2001          2000
                                              -----         -----         -----
Current Income Taxes:
     United States ...................        $  71         $  58         $   9
     U.S. Territories ................         (207)          387           540
     Foreign .........................            0             0             0
                                              -----         -----         -----
          Current Income Taxes .......         (136)          445           549
                                              -----         -----         -----
Deferred Income Taxes
     United States ...................          298            51           191
     U.S. Territories ................           28            (6)          (80)
     Foreign .........................            0             0          (200)
                                              -----         -----         -----
          Deferred income taxes ......          326            45           (89)
                                              -----         -----         -----
Provision for Income Taxes ...........        $ 190         $ 490         $ 460
                                              =====         =====         =====

      A reconciliation of the Company's effective tax rate with the federal statutory rate of 34% for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, is as follows (dollars in thousands):

                                              2002                   2001                  2000
                                            -------                -------               -------
Tax at U.S. Statutory Rate .............    $   162      34.0 %    $   355      34.0 %   $(1,717)       34.0 %
Non-Deductible Permanent Differences ...          3       0.6 %          3       0.2 %         3        (0.1)%
U.S. Tax Losses not Benefited ..........          0       0.0 %          0       0.0 %       506       (10.0)%
Foreign Tax Losses not Benefited (Taken)        568     119.6 %       (316)    (30.2)%     1,441       (28.4)%
Foreign Tax Credit not Taken (Utilized)        (542)   (114.1)%        393      37.6 %       348        (6.9)%
Statutory Rate Difference as Compared to
     U.S. Statutory Rate ...............         19       4.0 %         20       1.9 %        43        (0.9)%
Other ..................................        (20)     (4.2)%         35       3.4 %      (164)        3.2 %
                                            -------                -------               -------
     Effective Income Tax Rate .........    $   190      40.0 %    $   490      46.9 %   $   460        (9.1)%
                                            =======                =======               =======

                                COST-U-LESS, INC.

      Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                         December 29,  December 30,
                                                                                             2002          2001
                                                                                         ------------  ------------
Deferred Tax Assets
     Inventory Adjustments ...........................................................      $   193       $   130
     Vacation Accrual ................................................................          308           305
     Bad Debt Expense ................................................................            0           108
     Deferred Rent ...................................................................          156           175
     Store Closure Reserve ...........................................................          117           209
     Net Operating Loss Carryforward--Foreign ........................................        2,591         2,440
     Foreign tax credits .............................................................          199           741
     Other ...........................................................................           15            54
                                                                                            -------       -------
     Total Deferred Tax Assets .......................................................        3,579         4,162
          Valuation Allowance ........................................................       (2,402)       (2,579)
                                                                                            -------       -------
                                                                                              1,177         1,583
Deferred Tax Liabilities
     Cash Discounts ..................................................................          (14)          (26)
     Fixed Asset Basis Difference ....................................................         (609)         (677)
                                                                                            -------       -------
     Total Deferred Tax Liabilities ..................................................         (623)         (703)
                                                                                            -------       -------
Net Deferred Tax Assets ..............................................................      $   554       $   880
                                                                                            =======       =======

Net deferred tax assets are classified on the balance sheet as follows (in thousands):

     Current Assets ..................................................................      $   619       $   780
     Long-Term Assets, net ...........................................................                        100
     Long-Term Liabilities, net ......................................................          (65)           --
                                                                                            -------       -------
     Net Deferred Tax Assets .........................................................      $   554       $   880
                                                                                            =======       =======

      As of December 29, 2002, the Company has foreign net operating loss carryforwards ("NOL's") of approximately $6.5 million, which, if not utilized, will begin expiring in the year 2006. NOL's in Australia, Curacao and St. Maarten of approximately $2.9 million are not subject to expiration time limits. The Company's ability to utilize the NOL's carryforwards is dependent upon generating taxable income in the foreign jurisdictions. As a result, the Company has recorded a valuation allowance of $2.4 million attributable to the net operating loss carryforwards.

      The Company had foreign tax credit carryforwards of $0.7 million as of December 30, 2001, expiring between 2005 and 2006. During 2002, the company was able to utilize most of the foreign tax credit carryforward. The company expects to be able to fully utilize the remaining foreign tax credit carryforward of $0.2 million and therefore no valuation allowance is provided.

9. Shareholders' Equity

Stock Options

      The Company maintains an Amended and Restated 1989 Stock Option Plan (the "1989 Plan"), which provides for the granting of incentive and nonqualified stock options to employees, directors, and consultants of the Company. An aggregate of 398,496 shares of common stock has been authorized for issuance under the 1989 Plan. Options issued under the 1989 Plan vest ratably over five years and expire ten years from the date of grant and were generally granted at prices equal to the fair value on the date of grant. There were 285,885 options available for future grant under the 1989 Plan at December 29, 2002. No additional options will be granted under the 1989 Plan. All options issued under this plan have expired at December 29, 2002.

                                COST-U-LESS, INC.

      In 1998, the Company adopted, and shareholders approved, issuance of the 1998 Stock Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan, as amended, provides for the granting of various stock awards, including stock options and issuance of restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the 1998 Plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are usually granted at prices equal to the fair value on the date of grant. There were 78,648 options available for future grant under the 1998 Plan at December 29, 2002.

      In December 2001, the Company's Board of Directors agreed to suspend their cash compensation until July 2002 and instead accept compensation in the form of options to purchase the Company's common stock for each board meeting attended. The directors combined received a total of 15,750 options in lieu of cash compensation for their attendance at board meetings during 2002. The options are priced at the current market value the day following the February 2002 and the April 2002 board meetings. The options vested immediately and must be exercised within three years.

      Additionally, the board granted the nine members of senior management of the Company, in consideration of holding their wages at 2001 levels, 10,000 options to purchase the Company's common stock in January 2002. 5,000 of the options vested immediately and the remaining 5,000 options will vest in eighteen months. Senior management were granted an additional 10,000 options each that vested immediately in December 2002.

      A summary of the status of stock option plans as of December 29, 2002, December 30, 2001, and December 30, 2000, and changes during the years then ended are presented below:

                                              2002                      2001                      2000
                                     ---------------------     ---------------------     ---------------------
                                                  Weighted                  Weighted                  Weighted
                                                  Average                   Average                   Average
                                                  Exercise                  Exercise                  Exercise
                                     Options       Price       Options       Price       Options       Price
                                     -------      --------     -------      --------     -------      --------
Outstanding, beginning of year       690,093       $3.75       528,319       $4.51       516,266       $5.40
     Granted at fair value ...       294,367        1.26       194,000        1.71       178,213        1.58
     Forfeited ...............       (63,108)       5.11       (32,226)       3.80      (136,642)       4.93
     Exercised ...............             0           0             0           0       (29,518)        .79
                                     -------                   -------                   -------
Outstanding, end of year .....       921,352        2.86       690,093        3.75       528,319        4.51
                                     =======                   =======                   =======

      The following summarizes information related to options outstanding and exercisable at December 29, 2002:

                                 Outstanding                              Exercisable
                   -----------------------------------------         ---------------------
                                 Weighted         Weighted                        Weighted
   Range of                      Average           Average                        Average
   Exercise                      Exercise        Contractual                      Exercise
    Prices         Options        Price             Life             Options       Price
------------       -------       --------        -----------         -------      --------
$1.02 - 1.44       326,668        $ 1.25          9.48 years         283,668       $ 1.23
 1.50 - 2.63       334,175          1.70          8.54 years         310,140         1.68
 3.00 - 6.00        79,613          4.97          6.84 years          59,915         4.98
        7.00       180,896          7.00          5.67 years         175,539         7.00
                   -------                                           -------
                   921,352          2.86                             829,262         2.89
                   =======                                           =======

                                COST-U-LESS, INC.

Warrants

      On July 23, 1998, the Company sold 1,380,000 shares of common stock at $7.00 per share in an Initial Public Offering. Concurrent with the Initial Public Offering on July 23, 1998, the Company issued 277,000 warrants to certain shareholders at grant prices ranging from $8.40 to $10.15. These warrants expired in July 2002.

Preferred Share Purchase Rights

      On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company's common stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the Company's common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time. As of December 29, 2002, no rights have become exercisable.

Share Repurchase Program

      On October 22, 2002, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion shares of its common stock in the open market or in privately negotiated transactions until December 31, 2002, at prevailing market prices. No repurchases were made during the defined repurchase window.

10. Earnings Per Share

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

      The following table sets forth the computation of basic and diluted earnings (loss) per common share (dollars in thousands):

                                                                            Fiscal Year Ended
                                                               ----------------------------------------------
                                                               December 29,     December 30,     December 31,
                                                                   2002             2001             2000
                                                               ------------     ------------     ------------
Numerator:
     Net income (loss) ..................................      $       285      $       556      $    (5,511)
                                                               ===========      ===========      ===========
Denominator:
     Denominator for basic earnings per share--weighted
        average shares ..................................        3,606,376        3,606,376        3,599,374
Effect of potentially dilutive shares:
     Stock options and warrants .........................            8,138              862                0
                                                               -----------      -----------      -----------
     Denominator for diluted earnings per share--adjusted
        weighted average shares and assumed conversion of
        stock options and warrants ......................        3,614,514        3,607,238        3,599,374
                                                               ===========      ===========      ===========
Basic earnings (loss) per common share ..................      $      0.08      $      0.15      $     (1.53)
Diluted earnings (loss) per common share ................      $      0.08      $      0.15      $     (1.53)

      Potentially dilutive shares in the amount of 10,421 have been excluded from the dilutive calculation for the fiscal year ended December 31, 2000, as their impact would be anti-dilutive.

                                COST-U-LESS, INC.

11. Geographic Information

      Geographic information pertaining to the Company's one reporting segment is as follows:

                                                                      Long-lived
                                                          Sales         Assets
                                                        --------      ----------
                                                            (in thousands)
2002
     United States .............................        $ 44,628       $  2,976
     U.S. Territories and foreign countries (1)          131,562         11,317
                                                        --------       --------
                                                        $176,190       $ 14,293
                                                        ========       ========
2001
     United States .............................        $ 46,470       $  3,711
     U.S. Territories and foreign countries ....         131,386         12,654
                                                        --------       --------
                                                         $177,856      $ 16,365
                                                        ========       ========
2000
     United States .............................        $ 45,073       $  4,452
     U.S. Territories and foreign countries ....         141,226         13,646
                                                        --------       --------
                                                        $186,299       $ 18,098
                                                        ========       ========

(1) On December 8, 2002, our Dededo store on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in its immediate closure. We believe that the building structure is most likely a total loss and we are currently working with our landlord to rebuild this store. As of December 29, 2002, the Company had written-off $0.6 million of equipment and leasehold improvements lost in the Supertyphoon in Guam.

12. Store Closures

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

      The following represents the changes in the liability related to the fiscal 2000 store closures as well as the remaining accrual at December 29, 2002 and December 30, 2001 (in thousands):

                                                      December 29,  December 30,
                                                          2002          2001
                                                      ------------  ------------
Accrued store closure reserve at beginning of  year      $  524        $1,498
Less: Store closure expenses paid during year .....         262           974
                                                         ------        ------
Accrued store closure reserve at end of year .......     $  262        $  524
                                                         ======        ======

                                COST-U-LESS, INC.

      Total revenues and store operating losses contributed by the three stores closed were as follows (in thousands):

                                             2002           2001           2000
                                            ------         ------         ------
Total revenues ....................         $    0         $  500         $6,984
                                            ======         ======         ======
Store operating losses ............         $    0         $  141         $2,250
                                            ======         ======         ======

13. Lease Commitments

      The Company has entered into operating leases for its retail and administrative office locations. The leases range from 3 to 15 years and include renewal options. The Company is required to pay a base rent, plus insurance, taxes, and maintenance.

      A summary of the Company's future minimum lease obligations at December 29, 2002 under noncancellable operating leases with initial or remaining terms of one year or more is as follows (in thousands):

       2003 (1).............................................    $  4,666
       2004.................................................       4,343
       2005.................................................       3,783
       2006.................................................       3,758
       2007.................................................       3,399
       Thereafter...........................................      11,765
                                                                --------
                                                                $ 31,714
                                                                ========

(1) On December 8, 2002, the Company's two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store, lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage, and has yet to reopen. The Company believes that the building structure is most likely a total loss and is currently rebuilding this store. The annual rent for the Company's Dededo store included in the 2003 minimum lease obligations above is $0.5 million. The lease for the Company's Dededo store provides for abatement of rent until such time as the store reopens.

      Rent expense under operating leases for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000 totaled $5.0 million, $5.0 million and $5.4 million, respectively.

14. Employee Benefit Plans

      The Company maintains a 40l(k) profit-sharing plan covering all eligible employees over the age of 18 with at least six months of service. Participating employees may elect to defer and contribute up to 15% of their compensation to the plan, subject to annual limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 25%. The Company's matching contributions to the plan approximated $96,000, $90,000 and $114,000, in fiscal 2002, 2001 and 2000, respectively.

      During 2000, the Company changed its Manager Bonus Program to one under which managers are paid an annual bonus based on store and departmental profitability targets. Prior to 2000, the Company's Manager Bonus Program was based on the net income of the Company. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under these programs totaled $192,000, $179,000 and $184,000 for fiscal 2002, 2001 and 2000, respectively.

      During 2001, the Company implemented a sales incentive bonus program for all store employees based on sales targets. These bonuses are paid monthly and were approximately $112,000 and $17,000 in fiscal 2002 and 2001, respectively.

                                COST-U-LESS, INC.

15. Quarterly Financial Data (Unaudited)

      The following is a summary of the Company's unaudited quarterly results of operations:

                                                                                         Earnings (Loss)
                                                                                           Per Common
                             Store                                       Net                  Share
                             Weeks                       Gross          Income                -----
                           in Period    Net Sales        Profit         (Loss)         Basic        Diluted
                           ---------    ---------        ------         ------         -----        -------
                                        (in thousands, except store weeks and per-share data)
Fiscal 2002 (1)
First quarter ....            143        $44,998        $ 7,199        $    72         $0.02         $0.02
Second quarter ...            143         42,665          6,780           (190)        (0.05)        (0.05)
Third quarter ....            143         43,215          7,428            207          0.06          0.06
Fourth quarter (2)            140         45,312          7,808            196          0.05          0.05

Fiscal 2001 (1)
First quarter (3)             151        $43,978        $ 7,091        $    43         $0.01         $0.01
Second quarter ...            143         44,384          6,996             62          0.02          0.02
Third quarter ....            143         42,828          7,169            150          0.04          0.04
Fourth quarter ...            143         46,666          7,676            301          0.08          0.08

----------
(1)   The Company's fiscal quarters are 13 weeks.
(2) On December 8, 2002, one of the Company's stores in Guam closed due to damage caused by Supertyphoon Pongsona.
(3)   In February 2001, the Company closed its store in Nadi, Fiji.

16. Subsequent Event

      At December 29, 2002, the Company maintained a $6.75 million line of credit, as amended, with a commercial bank with an expiration date of April 1, 2003. The lender informed the Company that it would terminate this credit facility as of April 1, 2003, but it subsequently extended the terms of the credit facility until the Company was able to secure a replacement facility. As of April 10, 2003, this line of credit has been satisfied and has been terminated.

      On April 9, 2003, the Company entered into a replacement line of credit with a different financial institution that has a three year term, expiring on April 9, 2006. The new line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is calculated as a percentage of the Company's inventory located in the United States and the U.S. Territories. Borrowings under the replacement line of credit bear interest at the financial institution's prime rate plus 1.5%. A fee of 0.25% will be charged on the unused portion of the line of credit.

      The replacement line of credit contains certain covenants, including (i) a requirement that the Company maintain minimum pre-tax income and tangible net worth and (ii) limitations on acquisitions, investments, additional debt, intercompany accounts, bonuses, dividends, change in ownership, change in senior management, change of control, capital expenditures, disposition of assets, among other covenants.

                                    PART III

Item 10. Executive Officers and Directors of the Registrant

      Information called for by Part III, Item 10, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 13, 2003, and is incorporated herein by reference. The proxy statement will be filed within 120 days of December 29, 2002, our fiscal year end.

Item 11. Executive Compensation

      Information called for by Part III, Item 11, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 13, 2003, and is incorporated herein by reference. The proxy statement will be filed within 120 days of December 29, 2002, our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information called for by Part III, Item 12, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 13, 2003, and is incorporated herein by reference. The proxy statement will be filed within 120 days of December 29, 2002, our fiscal year end.

Item 13. Certain Relationships and Related Transactions

      Information called for by Part III, Item 13, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 13, 2003, and is incorporated herein by reference. The proxy statement will be filed within 120 days of December 29, 2002, our fiscal year end.

                                     PART IV

Item 14. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph
      (a) above.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Documents filed as part of this Report:

            (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8, beginning on p. 27 of this Report.

            (2) Financial Statement Schedules--Schedule II Valuation and Qualifying Accounts.

      The independent auditors' report with respect to the financial statement schedules appears on page 27 of this annual report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

            (3) Exhibits

--------------------------------------------------------------------------------------------------------------------------
                                                                                         Incorporated by Reference
Exhibit                          Description                            Filed   ------------------------------------------
  No.                                                                 Herewith  Form   Exhibit No.  File No.   Filing Date
--------------------------------------------------------------------------------------------------------------------------
   3.1    Restated Articles of Incorporation of Cost-U-Less, Inc.               S-1/A      3.1     333-52459    06/05/1998
--------------------------------------------------------------------------------------------------------------------------
   3.2    Amended and Restated Bylaws of Cost-U-Less, Inc.                      10-K       3.2     000-24543    04/01/2002
--------------------------------------------------------------------------------------------------------------------------
   4.1    Rights Agreement between Cost-U-Less, Inc. and                        8-A        2.1     000-24543    03/15/1999
          ChaseMellon Shareholder Services, L.L.C. as rights agent,
          dated March 15, 1999
--------------------------------------------------------------------------------------------------------------------------
   4.2    Form of Common Stock Certificate of Cost-U-Less, Inc.                 S-1/A      4.1     333-52459    07/10/1998
--------------------------------------------------------------------------------------------------------------------------
  10.1    Amended and Restated 1998 Stock Incentive Compensation                10-K      10.1     000-24543    04/01/2002
          Plan*
--------------------------------------------------------------------------------------------------------------------------
  10.2    Form of Stock Option Agreement                                        10-K      10.2     000-24543    04/01/2002
--------------------------------------------------------------------------------------------------------------------------
  10.3    Amended and Restated 1989 Stock Option Plan*                          S-1       10.2     333-52459    05/12/1998
--------------------------------------------------------------------------------------------------------------------------
  10.4    Form of Director Stock Option Agreement (Vesting)*                    S-1       10.3     333-52459    05/12/1998
--------------------------------------------------------------------------------------------------------------------------
  10.5    Form of Director Stock Option Agreement (Nonvesting)*                 S-1       10.4     333-52459    05/12/1998
--------------------------------------------------------------------------------------------------------------------------
  10.6    Business Loan Agreement between Cost-U-Less, Inc. and                 10-K      10.6     000-24543    04/02/2001
          Bank of America, N.A., dated September 15, 2000
--------------------------------------------------------------------------------------------------------------------------
  10.7    Promissory Note made by Cost-U-Less, Inc. in favor of                 10-K      10.7     000-24543    04/02/2001
          Bank of America, N.A., dated September 15, 2000
--------------------------------------------------------------------------------------------------------------------------
  10.8    Note Modification  Agreement dated October 1, 2002 to the             10-Q      10.3     000-24543    11/13/2002
          Promissory  Note  between  Bank of America  N.A.  and the
          Company, dated September 15, 2000.
--------------------------------------------------------------------------------------------------------------------------
10.8.1    Amendment  No. 2 dated  October  1, 2002 to the  Business             10-Q      10.3     000-24543    11/13/2002
          Loan  Agreement  between  Bank of America,  N.A.  and the
          Company, dated September 15, 2000
--------------------------------------------------------------------------------------------------------------------------
  10.9    Construction/Permanent Loan Agreement by and among                    S-1       10.8     333-52459    05/12/1998
          CULUSVI, Inc., Cost-U-Less, Inc. and Banco Popular de
          Puerto Rico, dated November 6, 1997
--------------------------------------------------------------------------------------------------------------------------
 10.10    Employment Agreement between Cost-U-Less, Inc. and J.                 10-Q      10.3     000-24543    11/13/2002
          Jeffrey Meder, dated October 22, 2002*
--------------------------------------------------------------------------------------------------------------------------

 10.11    Lease Agreement between Westmall Limited and CUL (Fiji)               S-1/A    10.10     333-52459    06/05/1998
          Limited, effective March 1, 1998
--------------------------------------------------------------------------------------------------------------------------
 10.12    Lease Agreement between Fiji Public Service Association               10-K      10.1     000-24543    09/02/1998
          and CUL (Fiji) Limited, dated June 4, 1998
--------------------------------------------------------------------------------------------------------------------------
 10.13    Lease Agreement between Baroud Real Estate Development                S-1      10.12     333-52459    05/12/1998
          N.V. and C.U.L. (Curacao) N.V., dated April 3, 1998
--------------------------------------------------------------------------------------------------------------------------
 10.14    Ground Lease between Market Square East, Inc. and                     S-1      10.13     333-52459    05/12/1998
          CULUSVI, Inc., dated October 20, 1997
--------------------------------------------------------------------------------------------------------------------------
 10.15    Sublease Agreement between Taumuning Capital Investment,              S-1      10.15     333-52459    05/12/1998
          Inc. and Cost-U-Less, Inc., dated July 15, 1994
--------------------------------------------------------------------------------------------------------------------------
 10.16    Lease Agreement between Ottoville Development Company and             S-1      10.16     333-52459    05/12/1998
          Cost-U-Less, Inc., dated March 9, 1994
--------------------------------------------------------------------------------------------------------------------------
 10.17    Lease Agreement between Inmostrat Corporation and                     S-1      10.17     333-52459    05/12/1998
          Cost-U-Less, Inc., dated August 1993
--------------------------------------------------------------------------------------------------------------------------
 10.18    Lease Agreement between Hassan Rahman and Cost-U-Less,                S-1      10.18     333-52459    05/12/1998
          Inc., dated July 30, 1993
--------------------------------------------------------------------------------------------------------------------------
 10.19    Industrial Real Estate Lease between Hilo Partners and                S-1      10.19     333-52459    05/12/1998
          Cost-U-Less, Inc., dated September 1, 1991
--------------------------------------------------------------------------------------------------------------------------
 10.20    Indenture of Lease between H.C.L. Investments, Inc. and               10-K     10.21     000-24543    04/01/2002
          Cost-U-Less, Inc., dated August 21, 1992
--------------------------------------------------------------------------------------------------------------------------
 10.21    Amendment to Lease between H.C.L. Investments, Inc. and               10-K     10.22     000-24543    04/01/2002
          Cost-U-Less, Inc., dated April 27, 2000
--------------------------------------------------------------------------------------------------------------------------
 10.22    Lease Agreement between Caribe Lumber & Trading N.V. (St.             10-K     10.26     000-24543    03/26/1999
          Maarten) and CUL Sint Maarten N.V., dated February 19,
          1999
--------------------------------------------------------------------------------------------------------------------------
 10.23    Sublease Agreement between New Breed Distribution Corp of             10-K/A   10.27     000-24543    04/05/2000
          California, Inc. and Cost-U-Less, Inc., dated November 1,
          1999
--------------------------------------------------------------------------------------------------------------------------
 10.24    Lease Agreement between AMB Property, L.P. and                        10-K/A   10.28     000-24543    04/05/2000
          Cost-U-Less, Inc., dated November 12, 1999
--------------------------------------------------------------------------------------------------------------------------
 10.25    First Amendment to Lease Agreement between AMB Property,              10-K     10.28     000-24543    04/01/2002
          L.P. and Cost-U-Less, Inc., dated November 21, 2001
--------------------------------------------------------------------------------------------------------------------------
 10.26    Lease Agreement between BDC One Preston Properties                    10-K     10.26     000-24543    04/02/2001
          Limited Partnership and Cost-U-Less, Inc., dated April
          27, 2000
--------------------------------------------------------------------------------------------------------------------------
 10.27    Lease Agreement between Tonko Reyes, Inc., a Guam                     10-K     10.30     000-24543    04/01/2002
          corporation and Cost-U-Less, Inc., dated October 22, 2001
--------------------------------------------------------------------------------------------------------------------------
  16.1    Letter re: change in certifying accountant                            8-K       16.1     000-24543    12/21/2001
--------------------------------------------------------------------------------------------------------------------------
  21.1    Subsidiaries of Cost-U-Less, Inc.                                     10-K      21.1     000-24543    04/01/2002
--------------------------------------------------------------------------------------------------------------------------
  23.1    Consent of Deloitte & Touche LLP                               X
--------------------------------------------------------------------------------------------------------------------------
  23.2    Consent of Ernst & Young LLP                                   X
--------------------------------------------------------------------------------------------------------------------------
 24.10    Power of Attorney (See page 46)                                X
--------------------------------------------------------------------------------------------------------------------------
  99.1    Certification of Chief Executive Officer                       X
--------------------------------------------------------------------------------------------------------------------------
  99.2    Certification of Chief Financial Officer                       X
--------------------------------------------------------------------------------------------------------------------------

*     Management contract or compensatory plan or arrangement

      (b)   Reports on Form 8-K:

            o On October 22, 2002, we filed a report on Form 8-K regarding our October 17, 2002 press release which announced that our Board of Directors had adopted a program to repurchase from time to time at management's discretion shares of our common stock in the open market or in privately negotiated transactions until December 31, 2002, at prevailing market prices. No repurchases were made during the defined repurchase window.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       COST-U-LESS, INC.


Date: April 10, 2003                              By: /s/ J. JEFFREY MEDER
                                                      --------------------------
                                                          J. Jeffrey Meder
                                                           President and
                                                      Chief Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 10th day of April 2003.

           Signature                                   Title


      /s/ GEORGE C. TEXTOR           Chairman of the Board
---------------------------------
          George C. Textor


      /s/ J. JEFFREY MEDER           President, Chief Executive Officer and
---------------------------------    Director (Principal Executive Officer)
          J. Jeffrey Meder


      /s/ MARTIN P. MOORE            Vice President, Chief Financial Officer,
---------------------------------    Secretary and Treasurer (Principal
          Martin P. Moore            Financial and Accounting Officer)


      /s/ DAVID A. ENGER             Director
---------------------------------
          David A. Enger


      /s/ GARY W. NETTLES            Director
---------------------------------
          Gary W. Nettles

               Form of Sarbanes-Oxley Section 302(a) Certification

I, J. Jeffrey Meder, certify that:

1.    I have reviewed this annual report on Form 10-K of Cost-U-Less, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003


/s/ J. Jeffrey Meder
--------------------
J. Jeffrey Meder
President and
Chief Executive Officer

               Form of Sarbanes-Oxley Section 302(a) Certification

I, Martin P. Moore, certify that:

1.    I have reviewed this annual report on Form 10-K of Cost-U-Less, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003


/s/ Martin P. Moore
-------------------
Martin P. Moore
Chief Financial Officer

                                                                     SCHEDULE II

                                COST-U-LESS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Balance at                                     Balance at
                                                             Beginning                        (1)             End of
                               Description                    of Year       Additions      Deductions          Year
                               -----------                    -------       ---------      ----------          ----
Year Ended December 29, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts .....................        $120,000        $135,000        $ 31,000        $224,000

Year Ended December 30, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts .....................        $254,000        $155,000        $289,000        $120,000

Year Ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts .....................        $150,000        $205,000        $101,000        $254,000

----------
(1)  Uncollectible accounts written off, net of recoveries.