Form 10-Q
period 2003-03-30
COST U LESS INC
filed 2003-05-13
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| YES |X| NO

The registrant had 3,606,376 common shares, par value $0.001, outstanding at May 7, 2003.

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements (Unaudited)
                     Condensed Consolidated Statements of  Operations ............................  3
                     Condensed Consolidated Balance Sheets .......................................  4
                     Condensed Consolidated Statements of Shareholders' Equity ...................  5
                     Condensed Consolidated Statements of Cash Flows .............................  6
                     Notes to Condensed Consolidated Financial Statements ........................  7

           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                     Operations. ................................................................. 12

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk .................. 21

           Item 4.   Controls and Procedures ..................................................... 21

PART II.   OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K ............................................ 22

SIGNATURES ....................................................................................... 23

CERTIFICATIONS ................................................................................... 24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                   (Unaudited)

                                                             13 Weeks Ended
                                                             --------------
                                                        March 30,       March 31,
                                                          2003            2002
                                                          ----            ----
Net sales .........................................    $    42,334     $    44,998
Merchandise costs .................................         34,966          37,799
                                                       -----------     -----------
Gross profit ......................................          7,368           7,199

Operating expenses:
     Store ........................................          5,297           5,488
     General and administrative ...................          1,597           1,548
     Store openings ...............................             28              10
                                                       -----------     -----------
Total operating expenses ..........................          6,922           7,046
                                                       -----------     -----------

Operating income ..................................            446             153

Other income (expense):
     Interest expense, net ........................            (93)            (94)
     Other ........................................             23              58
                                                       -----------     -----------
Income before income taxes ........................            376             117

Income tax provision ..............................            150              45
                                                       -----------     -----------
Net income ........................................    $       226     $        72
                                                       ===========     ===========

Earnings per common share:
     Basic ........................................    $      0.06     $      0.02
                                                       ===========     ===========
     Diluted ......................................    $      0.06     $      0.02
                                                       ===========     ===========

Weighted average common shares outstanding, basic .      3,606,376       3,606,376
                                                       ===========     ===========
Weighted average common shares outstanding, diluted      3,613,792       3,608,512
                                                       ===========     ===========

The accompanying Notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (Unaudited)

                                                                 March 30,  December 29,
                                                                   2003         2002
                                                                   ----         ----
                                       ASSETS
Current assets:
     Cash and cash equivalents ...............................    $ 2,020    $ 2,383
     Insurance receivable ....................................        759      1,460
     Accounts receivable, net ................................      1,758      2,517
     Inventories, net ........................................     19,764     18,626
     Other current assets ....................................      1,398        911
                                                                  -------    -------
          Total current assets ...............................     25,699     25,897

Property and equipment, net ..................................     13,245     13,510
Deposits and other assets ....................................        745        783
                                                                  -------    -------

          Total assets .......................................    $39,689    $40,190
                                                                  =======    =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit ..........................................    $ 3,628    $ 2,367
     Accounts payable ........................................     13,745     15,449
     Accrued expenses and other liabilities ..................      2,958      3,107
     Current portion of long-term debt .......................        267        267
                                                                  -------    -------
          Total current liabilities ..........................     20,598     21,190

Other long-term liabilities ..................................        580        594
Long-term debt, less current portion .........................      2,744      2,811
                                                                  -------    -------
          Total liabilities ..................................     23,922     24,595

Commitments and contingencies

Shareholders' equity                                               15,767     15,595
                                                                  -------    -------

          Total liabilities and shareholders' equity .........    $39,689    $40,190
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

                                COST-U-LESS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                   (Unaudited)

                                                                                               Accumulated
                                                    Common         Common                          Other
                                                    Stock--        Stock--       Retained     Comprehensive
                                                    Shares         Amount        Earnings          Loss           Total
                                                    ------         ------        --------          ----           -----
Balance at December 30, 2001 ................      3,606,376      $  12,446      $   3,557      $    (662)      $  15,341
     Net income .............................             --             --             72             --              72
     Foreign currency translation adjustments             --             --             --            (28)            (28)
                                                                                                                ---------
         Comprehensive income ...............                                                                          44
                                                                                                                ---------

                                                   =========      =========      =========      =========       =========
Balance at March 31, 2002 ...................      3,606,376      $  12,446      $   3,629      $    (690)      $  15,385
                                                   =========      =========      =========      =========       =========

Balance at December 29, 2002 ................      3,606,376      $  12,446      $   3,842      $    (693)      $  15,595
     Net income .............................             --             --            226             --             226
     Foreign currency translation adjustments             --             --             --            (54)            (54)
                                                                                                                ---------
         Comprehensive income ...............                                                                         172
                                                                                                                ---------

                                                   =========      =========      =========      =========       =========
Balance at March 30, 2003 ...................      3,606,376      $  12,446      $   4,068      $    (747)      $  15,767
                                                   =========      =========      =========      =========       =========

The accompanying Notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                    March 30,     March 31,
                                                                      2003          2002
                                                                      ----          ----
OPERATING ACTIVITIES:
     Net income ...............................................      $   226       $    72
     Adjustments to reconcile net income to net cash used by
        operating activities:
          Depreciation and amortization .......................          422           473
          Deferred tax benefit ................................           --           (27)
     Cash provided by/(used in) changes in operating assets and liabilities:
          Insurance receivable ................................          701            --
          Accounts receivable .................................          759           294
          Inventories .........................................       (1,138)       (1,959)
          Other current assets ................................         (487)         (554)
          Deposits and other assets ...........................           38            (4)
          Accounts payable ....................................       (1,704)         (818)
          Accrued expenses and other liabilities ..............         (149)       (1,390)
          Other long-term liabilities .........................           (7)           (3)
                                                                     -------       -------
               Net cash used by operating activities ..........       (1,339)       (3,916)

INVESTING ACTIVITY:
     Cash used to purchase property and equipment .............         (142)         (111)

FINANCING ACTIVITIES:
     Net borrowings under line of credit ......................        1,261         3,598
     Principal payments on long-term debt .....................          (67)          (66)
                                                                     -------       -------
               Net cash provided by financing activities ......        1,194         3,532

     Foreign currency translation adjustments .................          (76)          (28)
                                                                     -------       -------

Net decrease in cash and cash equivalents .....................         (363)         (523)

Cash and cash equivalents:
     Beginning of period ......................................        2,383         2,660
                                                                     -------       -------
     End of period ............................................      $ 2,020       $ 2,137
                                                                     =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest ............................................      $    89       $    95
          Income taxes ........................................      $   100       $    70
     Cash received during the period for:
          Income taxes ........................................      $    58            --

The accompanying Notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

      Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At March 30, 2003, the Company operated ten retail stores with an eleventh store being rebuilt as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company's two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage, and has yet to reopen. The Company believes that the building structure is most likely a total loss and is currently working with its landlord to rebuild this store.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 29, 2002 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks ended March 30, 2003, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K filed with the SEC on April 11, 2003.

Fiscal Year

      The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2003, ending on December 28, 2003, and Fiscal 2002, which ended on December 29, 2002, are 52-week years.

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

                                   (Unaudited)

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

Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted SFAS No. 148 in the fiscal year ended December 29, 2002.

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

      Had the stock option compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for options granted in the thirteen weeks ended March 30, 2003 and March 31, 2002, consistent with the fair value methods of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to these pro-forma amounts (in thousands, except per share data):

                                                                              13 Weeks Ended
                                                                              --------------
                                                                      March 30, 2003   March 31, 2002
                                                                      --------------   --------------
Net income as reported .........................................          $   226          $    72
Less:  Total stock-based employee compensation expense
              determined under fair value method for all awards,
              net of tax .......................................               18               27
                                                                          -------          -------
Net income pro forma ...........................................          $   208          $    45
                                                                          =======          =======

Earnings per common share, basic as reported ...................          $  0.06          $  0.02
Earnings per common share, basic pro forma .....................          $  0.06          $  0.01
Earnings per common share, diluted as reported .................          $  0.06          $  0.02
Earnings per common share, diluted pro forma ...................          $  0.06          $  0.01

                                COST-U-LESS, INC.

                                   (Unaudited)

Reclassifications

            Certain reclassifications of prior years' balances have been made for consistent presentation with the current year.

New Accounting Pronouncements

      During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" and, during 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities". The adoption of SFAS Nos. 143 and 146 during fiscal 2003 did not have a material impact on the Company's consolidated financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", applicable to the Company for arrangements entered into beginning in fiscal 2003. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the adoption of EITF No. 02-16 during fiscal 2003 did not have a material impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company believes its adoption of this new accounting standard will not have a material impact on the Company's results of operations or financial position, as the Company does not have derivatives nor does it participate in hedging activities.

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

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

                                                                           13 Weeks Ended
                                                                           --------------
                                                                 March 30, 2003      March 31, 2002
                                                                 --------------      --------------
Numerator:
     Net income .........................................          $      226          $       72
                                                                   ==========          ==========
Denominator:
     Denominator for basic earnings per share--weighted
        average shares ..................................           3,606,376           3,606,376
Effect of potentially dilutive shares:
     Stock options and warrants .........................               7,416               2,136
                                                                   ----------          ----------
     Denominator for diluted earnings per share--adjusted
        weighted average shares and assumed conversion of
        stock options and warrants ......................           3,613,792           3,608,512
                                                                   ==========          ==========

Basic earnings per common share .........................          $     0.06          $     0.02
Diluted earnings per common share .......................          $     0.06          $     0.02

                                COST-U-LESS, INC.

                                   (Unaudited)

3. Insurance Receivable

      On December 8, 2002, the Company's two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage, and has yet to reopen. The Company believes that the building structure is most likely a total loss. The Company lost inventory, leasehold improvements and equipment as a result of the supertyphoon. At December 29, 2002, the Company recorded a $1.5 million receivable for losses that it expects to be recovered from insurance. The receivable represents $0.9 million for inventory losses and $0.6 million for fixed asset losses. Additionally, the Company recorded a loss of $0.4 million in Other Expense during fiscal 2002, which represents the amount of inventory losses and other expenses that are not expected to be recovered from insurance. As of March 30, 2003, the Company had received $0.8 million of the receivable from its insurance companies.

4. Line of Credit

      At March 30, 2003, the Company maintained a $6.75 million line of credit, as amended, with a commercial bank with an expiration date of April 1, 2003. Borrowings under the amended line of credit bore interest at the Prime Rate plus
(a) 0% through and including January 1, 2003, (b) 1% from January 2, 2003 through and including February 2, 2003, (c) 2% from February 3, 2003 through and including March 2, 2003, and (d) 3% from March 3, 2003 and thereafter. A fee of 0.25% was charged on the unused portion of the line of credit. The Prime Rate was at 4.25% at March 29, 2003.

      At March 30, 2003, the line of credit had $0.2 million utilized for standby letters of credit, leaving $6.55 million available for operations. At March 30, 2003, there were $3.6 million in borrowings outstanding on the line of credit. Collateral for the line of credit consisted of inventories and equipment. The line of credit contained certain covenants, including the requirement that the Company maintain minimum tangible net worth and minimum ratios of current assets to current liabilities, and debt to tangible net worth. The Company also had to obtain the consent of the lender to (i) pay dividends,
(ii) purchase or sell assets or incur indebtedness, other than in the ordinary course of business, (iii) make loans to, or investments in, any other person,
(iv) enter into a merger or other business combination, or (v) make capital expenditures in excess of a specified limit as of and for the year ended December 30, 2001. In accordance with the terms of this line of credit, the Company was required to maintain certain financial covenants. As of March 30, 2003, the Company was in compliance with all such covenants.

      Subsequent to March 30, 2003, the Company entered into a replacement line of credit with Wells Fargo Business Credit. See Note 6 - Subsequent Event.

5. Commitments and Contingencies

      Legal Proceedings

      The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operation.

                                COST-U-LESS, INC.

                                   (Unaudited)

6. Subsequent Event

      At March 30, 2003, the Company maintained a $6.75 million line of credit, as amended, with a commercial bank with an expiration date of April 1, 2003. The lender informed the Company that it would terminate this credit facility as of April 1, 2003, but it subsequently extended the terms of the credit facility until the Company was able to secure a replacement facility. As of April 10, 2003, this line of credit has been satisfied and terminated.

      On April 9, 2003, the Company entered into a replacement line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The new line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. Borrowings under the replacement line of credit bear interest at the financial institution's prime rate plus 1.5%. A fee of 0.25% will be charged on the unused portion of the line of credit. The replacement line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

      This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains and may incorporate by reference statements, which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect our actual results include, but are not limited to: (i) transportation difficulties; (ii) competition; (iii) isolation of store operations from corporate management; (iv) weather and other risks associated with island operations, (v) dependence on, and uncertainties associated with, expansion outside the U.S.; (vi) dependence on key personnel and local managers; (vii) reliance on information and communication systems provided by third-party vendors; (viii) risks associated with significant growth; (ix) risks associated with a small store base; (x) ability to maintain existing credit and obtain additional credit; and (x) ability to utilize tax benefits. The recent terrorist attacks on the United States, possible responses by the U.S. government, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the "Risk Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our annual report on Form 10-K for the year ended December 29, 2002, which was filed on April 11, 2003 with the Securities Exchange Commission.

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 29, 2002.

      As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," "the Company," and "Cost-U-Less" refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Overview

      During the first fiscal quarter ended March 30, 2003, we operated ten retail stores with an eleventh store being rebuilt as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, our two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen. We believe that the building structure is most likely a total loss and we are in the process of working with our landlord to rebuild this store with an expected reopening in late 2003.

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

Results of Operations

      We reported net income of $226,000 for the fiscal first quarter ended March 30, 2003, compared to a net income of $72,000 for the same period in fiscal 2002. The improvement in net income was primarily due to improved gross margin and lower store expenses.

Comparison of the 13 Weeks Ended March 30, 2003 to the 13 Weeks Ended March 31, 2002

      Net Sales: Net sales of $42.3 million for the first quarter of fiscal 2003, decreased 5.9% as compared to net sales of $45.0 million for the first quarter of fiscal 2002. The decrease was largely due to the temporary closing of the Company's Dededo store in Guam after it suffered significant damage from Supertyphoon Pongsona that swept through the island on December 8, 2002. The Company is in the process of working with the landlord to rebuild the store and believes it will be ready to reopen in late 2003. The decline in net sales was also a result of a decrease in business-to-business sales which were uncharacteristically strong in the first quarter of fiscal 2002. We expect the level of business-to-business activity in fiscal 2003 to be consistent with current levels.

      Comparable-store sales (stores open for a full 13 months) increased 4.6% for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. Comparable-store sales are calculated on stores excluding the Guam market as the Company's remaining store in Tamuning, Guam is benefiting from the temporary closure of the Dededo store. A majority of our stores experienced increased sales in the first quarter of 2003 as compared to 2002 due primarily to a better assortment of food and general merchandise.

      Gross Profit: Gross profit of $7.4 million, or 17.4% of sales, for the first quarter of fiscal 2003, increased as compared to gross profit of $7.2 million, or 16.0% of sales, in the first quarter of fiscal 2002 due primarily to improved buying, mix of goods, and less markdowns.

      Store expenses: Store expenses of $5.3 million for the first quarter of fiscal 2003 decreased $0.2 million compared to expenses of $5.5 million for the first quarter of fiscal 2002. This decrease in store expenses was primarily attributable to the temporary closure of the Dededo store. As a percentage of sales, store expenses increased to 12.5% of sales for the first quarter of fiscal 2003 compared to 12.2% for same period in the prior year primarily due to higher insurance costs.

      General and administrative expenses: General and administrative expenses for the first quarter of fiscal 2003 increased slightly to $1.6 million, or 3.8% of sales, as compared to $1.5 million, or 3.4% of sales, for the first quarter of fiscal 2002. The slight increase in general and administrative expense dollars was primarily due to increased audit fees, consulting fees and insurance costs, partially offset by a decrease in administrative payroll expense. The increase in general and administrative expenses as a percentage of sales is primarily attributable to the temporary closure of the Dededo store.

      Store opening expenses: Store opening expenses were $28,000 in the first quarter of fiscal 2003 compared to $10,000 in the first quarter of fiscal 2002. Store opening expenses in both periods relate to costs associated with the evaluation of potential new store locations. We expect store opening expenses in fiscal 2003 to be slightly higher than those incurred in fiscal 2002 as we evaluate alternative methods of implementing future expansion.

      Interest expense, net: Interest expense of $93,000 in the first quarter of fiscal 2003 remained flat as compared to $94,000 in the first quarter of fiscal 2002.

      Other income: Other income in both the first quarter of fiscal 2003 and fiscal 2002 was primarily attributable to gains on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

      Income tax provision: The tax provisions for the first quarter of fiscal 2003 and fiscal 2002, represent taxes associated with income generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

      Net income: Net income was $226,000, or $0.06 per share, for the first quarter of fiscal 2003 compared to a net income for the first quarter of fiscal 2002 of $72,000, or $0.02 per share. Weighted average diluted common shares outstanding were 3,613,792 for first quarter of 2003 as compared to 3,608,512 in the same period in the prior year.

Liquidity and Capital Resources

      We currently finance our operations with proceeds from various credit facilities, and internally generated funds. Net cash used by operations was $1.3 million for the first quarter of fiscal 2003 as compared to $3.9 million in the first quarter of fiscal 2002. The decrease in cash used by operations in the first quarter of fiscal 2003, as compared to the same period in the prior year, was primarily due to the receipt of insurance advances related to the inventory and equipment damaged by the Supertyphoon on December 8, 2002 and an increase in payments received on other receivables as compared to the same period in the prior year.

      Net cash used in investing activities was $0.1 million for both the first quarter of fiscal 2003 and fiscal 2002. We currently have no plans to open new stores during fiscal 2003, other than rebuilding our Dededo, Guam store. However, we continue to analyze opportunities for new stores in the future.

      Net cash provided by financing activities decreased to $1.2 million for the first quarter of fiscal 2003 as compared to $3.5 million in the first quarter of fiscal 2002. The decrease was due to reduced borrowings under our line of credit as a result of lower inventory levels at March 30, 2003 as compared to March 31, 2002 as a result of the temporary closure of the Dededo store. Our current ratio has improved to 1.25 at March 30, 2003 versus 1.12 at March 31, 2002.

      On October 1, 2002, we amended the terms of our line of credit with a financial institution (1) to extend the term of the line of credit to April 1, 2003 (which date was subsequently extended until we were able to secure a replacement facility); (2) to reduce the amount of the line from $8.0 million to $6.75 million; and (3) to change the interest rate on the line of credit to the Prime Rate plus (a) 0% through and including January 1, 2003, (b) 1% from January 2, 2003 through and including February 2, 2003, (c) 2% from February 3, 2003 through and including March 2, 2003, and (d) 3% from March 3, 2003 and thereafter. A fee of 0.25% was charged on the unused portion of the line of credit. The Prime Rate was at 4.25% at March 30, 2003. At March 30, 2003, we had $3.6 million in borrowings outstanding on our line of credit and $0.2 million utilized for standby letters of credit. As of April 10, 2003, this line of credit has been satisfied and terminated.

      On April 9, 2003, we entered into a replacement line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The new line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers' acceptances in the amount up to $0.5 million. Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. Borrowings under the replacement line of credit bear interest at the financial institution's prime rate plus 1.5%. A fee of 0.25% will be charged on the unused portion of the line of credit. The replacement line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. We believe that we are currently in compliance with all such covenants.

      During the first quarter of fiscal 2003, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during 2003, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

Critical Accounting Policies

      We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2002.

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

Foreign Currency Translation

      The U.S. dollar is the functional currency for all our locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders' Equity. Realized and unrealized gains or losses on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period we substantially liquidate operations in that country.

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

Recent Accounting Pronouncements

      During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" and, during 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities". The adoption of SFAS Nos. 143 and 146 during fiscal 2003 did not have a material impact on our consolidated financial statements.

      In November 2002, the Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", applicable to us for arrangements entered into beginning in fiscal 2003. We record vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the adoption of EITF No. 02-16 during fiscal 2003 did not have a material impact on our consolidated financial statements.

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company believes its adoption of this new accounting standard will not have a material impact on the Company's results of operations or financial position, as the Company does not have derivatives nor does it participate in hedging activities.

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

      Our ability to operate profitably in existing markets and to expand into new markets may be adversely affected by competing warehouse clubs or discount retailers. The warehouse club and discount retail businesses are highly competitive. We have historically faced significant competition from warehouse clubs and discount retailers, such as Wal-Mart, and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. Our competition also consists of discount retailers and other national and international grocery store chains. Some of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While we expect that the size of many of the markets in which we operate or expect to enter will delay or deter entry by many of our larger competitors, there can be no assurance that our larger competitors will not decide to enter these markets or that other competitors will not compete effectively against us. Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets.

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

      If we cannot maintain our existing credit facility, our operations and business would suffer. A significant portion of our cash flow is generated by our operations. If our operating results deteriorate, as a result of a decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. If we are unable to maintain our existing credit facility, there would be a material adverse effect on our business, financial condition and results of operation. Additionally, there can be no assurance that we would be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

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

      Our business could suffer if we are unable to manage the challenges associated with island and international operations. Our net sales from island operations represent approximately 89% of our total net sales. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. Our inability to effectively manage our island and international operations could have a significant adverse effect on our business, results of operations and financial condition

      We may encounter disruption in the transportation of our products which would significantly harm our business. Our island locales require the transportation of products over great distances on water, which results in the following:

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

      We face a number of uncertainties associated with expansion outside U.S. Territories. Our failure to adequately address these uncertainties could cause our business to suffer. Currently, three of our stores are located outside the U.S. Territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. On February 15, 2001, we closed one of the two stores we operated in Fiji due primarily to the impact that the political turmoil in Fiji was having on the tourist industry, with the resulting economic downturn severely impacting our store in Nadi. Our remaining store in Fiji is located in the city of Suva, which is the capital of Fiji and the primary population center. There can be no assurance that further political and economic changes in Fiji, or political and economic changes in other markets, will not have a material adverse effect on our business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and operating results.

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

      If we are unable to manage our fluctuating comparable store sales or our comparable store sales decline, our business and results of operations could suffer. Historically, our comparable store sales have fluctuated significantly. A variety of factors affect our comparable store sales, including, among others, actions of competitors (including the opening of additional stores in our markets), the retail sales environment, general economic conditions, weather conditions and our ability to execute our business strategy effectively. In addition, our future expansion may result in opening additional stores in markets where we already do business. Historically, we have experienced a reduction in sales at an existing store when we open a new store in the same market. These factors may result in future comparable store sales declines. Moreover, there can be no assurance that comparable store sales for any particular period will not decrease in the future. If our comparable store sales decline, our business, results of operations and financial condition would suffer.

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

      We may not be able to utilize certain tax benefits, which could have a material adverse effect on our results of operations. Utilization of Tax Benefits. Our ability to utilize various tax benefits is dependent on our ability to generate adequate taxable income in the United States and in foreign jurisdictions. As of December 29, 2002, we had recognized an aggregate foreign tax benefit of $2.6 million on foreign operating losses and a corresponding valuation allowance of $2.4 million. Approximately one-half of the Net Operating Losses ("NOL's") will begin expiring in the year 2006. The remaining NOL's were generated in Curacao, St. Maarten and Australia and are not subject to expiration time limits. Utilization of the tax benefit is dependent on our generating future taxable income. There can be no assurance that we will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on our business, financial condition and operating results.

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

      On February 23, 1999, our Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of our common stock and have no impact upon the way in which shareholders can trade our common stock. However, if the plan is not waived by our board of directors, ten days after a person or group acquires 15% or more of our common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from our shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of March 30, 2003, no rights have become exercisable. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if shareholders may consider such a change in control to be in their best interests, which may cause the price of our common stock to suffer.

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

      We do not have any derivative financial instruments as of March 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal controls.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

           Exhibit
             No.                        Description
             ---                        -----------

            99.1        Certification of Chief Executive Officer
            99.2        Certification of Chief Financial Officer

(b)   Reports on Form 8-K

            o On April 1, 2003, we filed a current report on Form 8-K regarding our March 24, 2003 press release which announced that we were working with a financial institution to secure a replacement line of credit to meet our working capital needs and that our current lender had indicated that it would not renew our existing line of credit beyond its expiration date of April 1, 2003, although it had stated that it would extend the terms of the existing line of credit facility until such time as we finalized our replacement credit facility. The current report on Form 8-K also included information regarding our Annual Meeting of Shareholders to be held on Tuesday, May 13, 2003 at the Doubletree Hotel (Lake Hills Room), 300 112th Ave. S.E., Bellevue, Washington, at 10:00 a.m. local time. The record date for the meeting was set at March 28, 2003.

            o On April 11, 2003, we filed a current report on Form 8-K regarding our April 10, 2003 press release which announced that we had established a $6 million working capital line of credit with Wells Fargo Business Credit, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     COST-U-LESS, INC.
                                                     (Registrant)


Date May 12, 2003                                    /s/ J. Jeffrey Meder
     ------------------                              ---------------------------
                                                     J. Jeffrey Meder
                                                     President and
                                                     Chief Executive Officer


Date May 12, 2003                                    /s/ Martin P. Moore
     ------------------                              ---------------------------
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

Date: May 12, 2003


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

Date: May 12, 2003


/s/ Martin P. Moore
-------------------
Martin P. Moore
Chief Financial Officer