Form 10-Q
period 2003-06-29
COST U LESS INC
filed 2003-08-11
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

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

The registrant had 3,606,376 common shares, par value $0.001, outstanding at August 4, 2003.

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

           Item 1.      Financial Statements (Unaudited)

                        Condensed Consolidated Statements of  Operations...................................... 3

                        Condensed Consolidated Balance Sheets................................................. 4

                        Condensed Consolidated Statements of Shareholders' Equity............................. 5

                        Condensed Consolidated Statements of Cash Flows....................................... 6

                        Notes to Condensed Consolidated Financial Statements.................................. 7

           Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                        Operations............................................................................11

           Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................21

           Item 4.      Controls and Procedures...............................................................21

PART II.   OTHER INFORMATION

           Item 4.      Submission of Matters to a Vote of Security Holders...................................22

           Item 6.      Exhibits and Reports on Form 8-K......................................................23

SIGNATURES              ......................................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                   (Unaudited)

                                                               13 Weeks Ended                  26 Weeks Ended
                                                               --------------                  --------------
                                                          June 29,        June 30,        June 29,        June 30,
                                                            2003            2002            2003            2002
                                                            ----            ----            ----            ----
Net sales .........................................    $    42,010     $    42,665     $    84,344     $    87,663
Merchandise costs .................................         34,606          35,885          69,572          73,684
                                                       -----------     -----------     -----------     -----------
Gross profit ......................................          7,404           6,780          14,772          13,979

Operating expenses:
     Store ........................................          5,371           5,606          10,668          11,094
     General and administrative ...................          1,543           1,509           3,140           3,057
     Store openings ...............................             20               2              48              12
                                                       -----------     -----------     -----------     -----------
Total operating expenses ..........................          6,934           7,117          13,856          14,163
                                                       -----------     -----------     -----------     -----------

Operating income (loss) ...........................            470            (337)            916            (184)

Other income (expense):
     Interest expense, net ........................           (112)           (109)           (205)           (203)
     Other ........................................            148             136             171             194
                                                       -----------     -----------     -----------     -----------
Income (loss) before income taxes .................            506            (310)            882            (193)

Income tax provision (benefit) ....................            200            (120)            350             (75)
                                                       -----------     -----------     -----------     -----------
Net income (loss) .................................    $       306     $      (190)    $       532     $      (118)
                                                       ===========     ===========     ===========     ===========

Earnings (loss) per common share:
     Basic ........................................    $      0.08     $     (0.05)    $      0.15     $     (0.03)
                                                       ===========     ===========     ===========     ===========
     Diluted ......................................    $      0.08     $     (0.05)    $      0.15     $     (0.03)
                                                       ===========     ===========     ===========     ===========

Weighted average common shares outstanding, basic .      3,606,376       3,606,376       3,606,376       3,606,376
                                                       ===========     ===========     ===========     ===========
Weighted average common shares outstanding, diluted      3,621,176       3,606,376       3,619,079       3,606,376
                                                       ===========     ===========     ===========     ===========

The accompanying Notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (Unaudited)

                                                                  June 29,   December 29,
                                                                    2003         2002
                                                                    ----         ----
                                     ASSETS
Current assets:
     Cash and cash equivalents ...............................    $ 2,839      $ 2,383
     Insurance receivable ....................................        328        1,460
     Accounts receivable, net ................................      1,775        2,517
     Inventories, net ........................................     18,260       18,626
     Other current assets ....................................      1,520          911
                                                                  -------      -------
          Total current assets ...............................     24,722       25,897

Property and equipment, net ..................................     13,179       13,510
Deposits and other assets ....................................        771          783
                                                                  -------      -------

          Total assets .......................................    $38,672      $40,190
                                                                  =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit ..........................................    $ 3,083      $ 2,367
     Accounts payable ........................................     12,799       15,449
     Accrued expenses and other liabilities ..................      3,236        3,107
     Current portion of long-term debt .......................        267          267
                                                                  -------      -------
          Total current liabilities ..........................     19,385       21,190

Other long-term liabilities ..................................        566          594
Long-term debt, less current portion .........................      2,677        2,811
                                                                  -------      -------
          Total liabilities ..................................     22,628       24,595

Commitments and contingencies

Shareholders' equity                                               16,044       15,595
                                                                  -------      -------

          Total liabilities and shareholders' equity .........    $38,672      $40,190
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

                                COST-U-LESS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                   (Unaudited)

                                                                                                    Accumulated
                                                     Common           Common                           Other
                                                     Stock--          Stock--        Retained      Comprehensive
                                                     Shares           Amount         Earnings           Loss             Total
                                                     ------           ------         --------           ----             -----
Balance at December 30, 2001 ................       3,606,376       $   12,446      $    3,557       $     (662)      $   15,341
     Net loss ...............................              --               --            (118)              --             (118)
     Foreign currency translation adjustments              --               --              --              (34)             (34)
                                                                                                                      ----------
         Comprehensive income ...............                                                                               (152)
                                                                                                                      ----------

                                                   ----------       ----------      ----------       ----------       ----------
Balance at June 30, 2002 ....................       3,606,376       $   12,446      $    3,439       $     (696)      $   15,189
                                                   ==========       ==========      ==========       ==========       ==========

Balance at December 29, 2002 ................       3,606,376       $   12,446      $    3,842       $     (693)      $   15,595
     Net Income .............................              --               --             532               --              532
     Foreign currency translation adjustments              --               --              --              (83)             (83)
                                                                                                                      ----------
         Comprehensive income ...............                                                                                449
                                                                                                                      ----------

                                                   ----------       ----------      ----------       ----------       ----------
Balance at June 29, 2003 ....................       3,606,376       $   12,446      $    4,374       $     (776)      $   16,044
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

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                          26 Weeks Ended
                                                                          --------------
                                                                       June 29,    June 30,
                                                                         2003        2002
                                                                         ----        ----
OPERATING ACTIVITIES:
     Net income (loss) ............................................    $   532     $  (118)
     Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
          Depreciation and amortization ...........................        844         941
          Loss of property and equipment ..........................          3          34
          Deferred tax benefit ....................................         --         (83)
     Changes in operating assets and liabilities:
          Insurance receivable ....................................      1,132          --
          Accounts receivables ....................................        742         130
          Inventories .............................................        366       1,038
          Other current assets ....................................       (609)       (329)
          Deposits and other assets ...............................         12          20
          Accounts payable ........................................     (2,650)     (3,627)
          Accrued expenses and other liabilities ..................        129      (1,310)
          Other long-term liabilities .............................        (28)         (6)
                                                                       -------     -------
               Net cash provided (used) by operating activities ...        473      (3,310)

INVESTING ACTIVITY:
     Cash used to purchase property and equipment .................       (462)       (339)

FINANCING ACTIVITIES:
     Net borrowings under line of credit ..........................        716       2,915
     Principal payments on long-term debt .........................       (134)       (133)
                                                                       -------     -------
               Net cash provided by financing activities ..........        582       2,782

     Foreign currency translation adjustments .....................       (137)        (34)
                                                                       -------     -------

Net increase (decrease) in cash and cash equivalents ..............        456        (901)

Cash and cash equivalents:
     Beginning of period ..........................................      2,383       2,660
                                                                       -------     -------
     End of period ................................................    $ 2,839     $ 1,759
                                                                       =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest ................................................    $   198     $   203
          Income taxes ............................................    $   305     $   135
     Cash received during the period for:
          Income taxes ............................................    $    67          --

The accompanying Notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

      Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States of America Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At June 29, 2003, the Company operated ten retail stores with an eleventh store being rebuilt as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company's two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage, and has yet to reopen. The Company is currently working with its landlord to rebuild this store with an expected reopening in the fourth quarter of 2003.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 29, 2002 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 26 weeks ended June 29, 2003, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K filed with the SEC on April 11, 2003.

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

                                COST-U-LESS, INC.

                                   (Unaudited)

Use of Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to: allowance for doubtful accounts; depreciable lives of assets; reserves for store closure expenses; and tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from those estimates.

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

      Had the stock option compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for options granted in the 13 weeks and 26 weeks ended June 29, 2003 and June 30, 2002, consistent with the fair value methods of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to these pro-forma amounts (in thousands, except per share data):

                                                                      13 Weeks Ended         26 Weeks Ended
                                                                      --------------         --------------
                                                                    June 29,   June 30,    June 29,   June 30,
                                                                      2003       2002        2003       2002
                                                                      ----       ----        ----       ----
Net income (loss) as reported ..................................    $   306    $  (190)    $   532    $  (118)
Less:  Total stock-based employee compensation expense
       determined under fair value method for all awards,
       net of tax ..............................................         18         32          36         59
                                                                    -------    -------     -------    -------
Net income (loss) pro forma ....................................    $   288    $  (222)    $   496    $  (177)
                                                                    =======    =======     =======    =======

Earnings (loss) per common share, basic as reported ............    $  0.08    $ (0.05)    $  0.15    $ (0.03)
Earnings (loss) per common share, basic pro forma ..............    $  0.08    $ (0.06)    $  0.15    $ (0.05)
Earnings (loss) per common share, diluted as reported ..........    $  0.08    $ (0.05)    $  0.15    $ (0.03)
Earnings (loss) per common share, diluted pro forma ............    $  0.08    $ (0.06)    $  0.14    $ (0.05)

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

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

                                                                   13 Weeks Ended                 26 Weeks Ended
                                                                   --------------                 --------------
                                                               June 29,       June 30,        June 29,       June 30,
                                                                 2003           2002            2003           2002
                                                                 ----           ----            ----           ----
Numerator:
     Net income (loss) ..................................    $       306    $      (190)    $       532    $      (118)
                                                             ===========    ===========     ===========    ===========
Denominator:
     Denominator for basic earnings per share--weighted
        average shares ..................................      3,606,376      3,606,376       3,606,376      3,606,376
Effect of dilutive common equivalent shares:
     Stock options and warrants .........................         14,800             --          12,703             --
                                                             -----------    -----------     -----------    -----------
     Denominator for diluted earnings per share--adjusted
        weighted average shares and assumed conversion of
        stock options and warrants ......................      3,621,176      3,606,376       3,619,079      3,606,376
                                                             ===========    ===========     ===========    ===========
Basic earnings (loss) per common share ..................    $      0.08    $     (0.05)    $      0.15    $     (0.03)
Diluted earnings (loss) per common share ................    $      0.08    $     (0.05)    $      0.15    $     (0.03)

      Potentially dilutive shares in the amount of 25,379 and 14,146 for the 13 weeks and 26 weeks ended June 30, 2002, respectively, have been excluded from the dilutive calculation, as their impact would be anti-dilutive.

                                COST-U-LESS, INC.

                                   (Unaudited)

3. Insurance Receivable

      On December 8, 2002, the Company's two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage, and has yet to reopen. The Company is currently working with its landlord to rebuild this store with an expected reopening in the fourth quarter of 2003. The Company lost inventory, leasehold improvements and equipment as a result of the supertyphoon. At December 29, 2002, the Company recorded a $1.5 million receivable for losses that it expects to be recovered from insurance. The receivable represents $0.9 million for inventory losses and $0.6 million for fixed asset losses. Additionally, the Company recorded a loss of $0.4 million in Other Expense during fiscal 2002, which represents the amount of inventory losses and other expenses that are not expected to be recovered from insurance. As of June 29, 2003, the Company had received $1.2 million of the receivable from its insurance companies.

4. Line of Credit

      On April 9, 2003, the Company entered into a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At June 29, 2003, there were $3.1 million in borrowings outstanding on the line of credit, $0.3 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

      Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. Borrowings under the new line of credit bear interest at the financial institution's prime rate plus 1.5% (5.5% at June 29, 2003). A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. As of June 29, 2003, the Company was in compliance with all such covenants.

      Prior to April 9, 2003, the Company maintained a $6.75 million line of credit with a different commercial bank. This line of credit was satisfied and terminated on April 10, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

      This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains and may incorporate by reference statements, which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect our actual results include, but are not limited to: (i) competition; (ii) a decline in general economic conditions, (iii) risks associated with a small store base; (iv) fluctuations in foreign currency; (v) isolation of store operations from corporate management; (vi) challenges associated with island and international operations; (vii) dependence on, and uncertainties associated with, expansion outside the U.S.; (viii) transportation difficulties; (ix) weather and other risks associated with island operations; (x) implementation of growth strategy;
(xi) dependence on key personnel and local managers; (xii) ability to maintain existing credit and obtain additional credit; (xiii) reliance on information and communication systems provided by third-party vendors; and (xiv) ability to utilize tax benefits. The September 11, 2001 terrorist attacks on the United States of America, hostilities in the Middle East, other acts of war or hostility, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the "Risk Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our annual report on Form 10-K for the year ended December 29, 2002, which was filed on April 11, 2003 with the Securities Exchange Commission.

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

Overview

      During the 26 weeks ended June 29, 2003, we operated ten retail stores with an eleventh store being rebuilt as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen. We are in the process of working with our landlord to rebuild this store with an expected reopening in the fourth quarter of 2003.

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

      Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. Currently, we have no plans to open new stores during 2003 other than rebuilding our Dededo, Guam store, but we are in the process of analyzing opportunities for future expansion. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

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

      On June 24, 2003, we confirmed that we were engaged in preliminary discussions with ASSI, Inc. regarding a potential transaction by which ASSI, Inc. would acquire all outstanding shares of our common stock. On June 20, 2003, ASSI, Inc. amended its Schedule 13D filing with the Securities and Exchange Commission to disclose these preliminary discussions. We have not completed our financial and legal due diligence relating to any such transaction, and we do not believe ASSI has completed its financial and legal due diligence relating to any such transaction.

Results of Operations

      We reported net income of $306,000 for the 13 weeks ended June 29, 2003, compared to a net loss of ($190,000) for the same period in fiscal 2002. The improvement in net income was primarily due to improved gross margin.

Comparison of the 13 Weeks and 26 Weeks Ended June 29, 2003 to the 13 Weeks and 26 Weeks Ended June 30, 2002:

      Net Sales: Net sales of $42.0 million for the 13 weeks ended June 29, 2003 declined 1.5%, or $0.7 million, compared with net sales of $42.7 million in the same period in the prior year. For the 26 weeks ended June 30, 2002, net sales of $84.3 million were 3.8% lower than the $87.7 million of sales for the same period in the prior year. The decline in net sales was largely due to the temporary closing of our Dededo store in Guam after it suffered significant damage from Supertyphoon Pongsona that swept through the island on December 8, 2002. Sales lost due to the temporary closure of the Company's Dededo store in Guam were partially offset by increases in most of our other stores. We are currently working with our landlord to rebuild our Dededo store with an expected reopening in the fourth quarter of 2003. The decline in net sales for the 26 weeks ended June 29, 2003 was also a result of a decrease in business-to-business sales, which were uncharacteristically strong in the first quarter of fiscal 2002.

      Comparable-store sales (stores open for a full 13 months) increased 4.0% for the 13 weeks and 4.3% for the 26 weeks ended June 29, 2003. Comparable-store sales are calculated on stores excluding the Guam market as our remaining store in Tamuning, Guam is benefiting from the temporary closure of the Dededo store. A majority of our stores experienced increased sales in the 13 weeks and 26 weeks ended June 29, 2003 as compared to the same periods in the prior year primarily due to improved merchandising, including a better assortment of food and general merchandise.

      Gross Profit: Gross profit of $7.4 million, or 17.6% of sales, for the 13 weeks ended June 29, 2003, increased as compared to gross profit of $6.8 million, or 16.0% of sales, in the same period in the prior year. Gross profit increased to $14.8 million, or 17.5% of sales, for the 26 weeks ended June 29, 2003, as compared to gross profit of $14.0 million, or 15.9% of sales, in the same period in the prior year. The improvement in gross profit is due primarily to improved buying, mix of goods, and less markdowns.

      Store expenses: Store expenses decreased to $5.4 million for the 13 weeks and $10.7 million for the 26 weeks ended June 29, 2003 as compared to $5.6 million and $11.1 million for the same periods in the prior year. As a percentage of sales, store expenses also decreased to 12.8% of net sales for the 13 weeks and 12.6% of net sales for the 26 weeks ended June 29, 2003 as compared to 13.1% and 12.7% for the comparable periods in the prior year. This decrease in store expenses was primarily attributable to the temporary closure of our Dededo store, which more than offset increases in insurance, utilities and repairs/maintenance costs.

      General and administrative expenses: General and administrative expenses of $1.5 million and $3.1 million for the 13 weeks and 26 weeks ended June 29, 2003, respectively, equaled the expenses for the 13 and 26 week periods in the prior year. General and administrative expenses as a percent of sales increased slightly to 3.7% of sales for the 13 weeks and 26 weeks ended June 29, 2003 compared to 3.5% the same periods in the prior year. The increase in general and administrative expenses as a percentage of sales is primarily attributable to the temporary closure of our Dededo store and transaction costs incurred in connection with our preliminary discussions with ASSI, Inc. In the potential transaction, ASSI, Inc. would acquire all outstanding shares of common stock of Cost-U-Less, Inc.

      Store opening expenses: Store opening expenses were $20,000 and $48,000 for the 13 weeks and 26 weeks ended June 29, 2003, respectively, as compared to $2,000 and $12,000 for the 13 and 26 week periods in the prior year. Store opening expenses in both years relate to costs associated with the evaluation of potential new store locations. We expect store opening expenses in fiscal 2003 to be slightly higher than those incurred in fiscal 2002 as we evaluate alternative methods of implementing future expansion.

      Interest expense, net: Interest expense, net remained flat at $112,000 and $205,000 for the 13 weeks and 26 weeks ended June 29, 2003, respectively, as compared to $109,000 and $203,000 for the 13 and 26 week periods in the prior year.

      Other income: Other income of $148,000 and $171,000 for the 13 weeks and 26 weeks ended June 29, 2003, respectively, as compared to expense of $136,000 and $194,000 for the 13 and 26 week periods in the prior year was primarily attributable to gains and losses on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries. The income in the 13 and 26 week periods in both years is attributable to appreciation in the Fijian dollar as compared to the U.S.

      Income tax provision: The tax provisions and benefits for the 13 and 26 week periods ended June 29, 2003 and June 30, 2002, primarily represent taxes and tax benefits associated with income or losses generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

      Net income (loss): We had net income of $306,000, or $0.08 per share, for the 13 weeks ended June 29, 2003, compared to a net loss of ($190,000), or ($0.05) per share in the same period in the prior year. Our net income was $532,000, or $0.15 per share, for the 26 weeks ended June 29, 2003, compared to a net loss of ($118,000), or ($0.03) per share in the same period in the prior year. The improvement in net income was primarily due to improved gross margin.

Liquidity and Capital Resources

      We currently finance our operations with proceeds from various credit facilities, and internally generated funds. We generated $0.5 million of net cash from operations during the 26 weeks ended June 29, 2003 as compared to utilizing $3.3 million in the same period in the prior year. The increase in cash provided by operations was primarily due to the receipt of $1.2 million of the receivable from our insurance companies related to the damage our Guam stores suffered from Supertyphoon Pongsona in December 2002 and the improvement in net income.

      Net cash used in investing activities was $0.5 million for the 26 weeks ended June 29, 2003 as compared to $0.3 million for the same period in the prior year. We currently have no plans to open new stores during fiscal 2003, other than rebuilding our Dededo, Guam store. However, we continue to analyze opportunities for new stores in the future.

      Net cash provided by financing activities decreased to $0.6 million for the 26 weeks ended June 29, 2003 as compared to $2.8 million in the same period in the prior year. This decrease was due to a reduction in borrowings on our line of credit to $3.1 million at June 29, 2003 as compared to $5.1 million at June 30, 2002. As of June 29, 2003, our accounts payable had increased to 70% of inventory as compared to 67% of inventory at June 30, 2002. Our current ratio improved to 1.27 at June 29, 2003 as compared to 1.22 at December 29, 2002 and
1.14 at June 30, 2002.

      On April 9, 2003, we entered into a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At June 29, 2003, there were $3.1 million in borrowings outstanding on the line of credit, $0.3 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

      Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. Borrowings under the new line of credit bear interest at the financial institution's prime rate plus 1.5% (5.5% at June 29, 2003). A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. We believe that we are currently in compliance with all such covenants.

      Prior to April 9, 2003, we maintained a $6.75 million line of credit with a different commercial bank. This line of credit was satisfied and terminated on April 10, 2003.

      During the 26 weeks ended June 29, 2003, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during 2003, as a result of a decrease in customer demand or pricing pressures from our customers or our competitors or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

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

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Stock-Based Compensation

      We have elected to apply the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, we account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price. We generally grant stock options at exercise prices equal to fair market value on the date of grant, and as a result, no compensation cost is recognized.

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

      In May 2001, PriceSmart opened a store on St. Thomas, where we have an established market share. To remain competitive in St. Thomas, among other things, we implemented a customer rewards program, which presents customers with merchandise certificates based on the achievement of specified levels of customer purchases. Additionally, PriceSmart opened a store in Guam in March of 2002. In response, we remodeled our Dededo store and have increased our price competitiveness and marketing activities in Guam. During 2002, we experienced a decline in sales in Guam as a result of the new competitor. There is no assurance that the steps taken in Guam will cause initial sales losses to rebound. Additionally, on December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and has yet to reopen. We are in the process of rebuilding our Dededo store with an expected reopening in late 2003. As a result of the temporary closure of our Dededo store, we expect sales in Guam to be negatively impacted in 2003.

      Furthermore, our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

      A decline in the general economic condition in the United States of America or in island markets in which we operate could have a significant impact on our financial performance. The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and Gross Domestic Product levels in each of our island markets, taxation, consumer spending patterns and customer preferences. There can be no assurance that consumer spending in our markets will not be adversely affected by these factors, thereby affecting our growth, net sales and profitability. A decline in the national or regional economies of the United States of America and the U.S. Territories where we currently operate or any foreign countries in which we currently or will operate could have a material adverse effect on our business, financial condition and operating results.

      Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base. We opened our first store in 1989 and opened a total of 21 stores through June 2003, and presently operate ten stores due to the December 8, 2002 closure of our Dededo, Guam store as a result of damage sustained from Supertyphoon Pongsona. We are in the process of rebuilding our Dededo store. Our closure of the ten other stores has adversely affected our operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a significant decline in profitability, or (iii) our general and administrative expenses increase, the effect on our operating results would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and operating results. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and operating results. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

      Terrorist acts and acts of war may seriously harm our business, revenues, costs, expenses and financial condition. Terrorist acts or acts of war, wherever located around the world, may cause damage or disruption to us, our employees, facilities, suppliers and customers, which could significantly impact our revenues, expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, hostilities in the Middle East, including Iraq and the Korean peninsula, and other acts of war or hostility, have created economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot be predicted. In addition, we may encounter disruption in the transportation of our products as a result of terrorist attacks or the national and international responses to terrorist attacks, which would significantly harm our business.

      Fluctuations in the value foreign currencies could result in losses. Our revenues and expenses are generally denominated in U.S. Dollars, but our revenues and expenses for our stores located in Fiji and Netherlands Antilles are generally denominated in local foreign currencies. Fluctuations in exchange rates between the U.S. Dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates as foreign currency translation gains and losses have not had an adverse effect on our business, but we may undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability.

      If we are unable to overcome challenges resulting from the isolation of store operations from our corporate management and our increased dependence on local managers, we may experience decreased productivity or other operational problems. Our headquarters and administrative offices are located in Preston, Washington; however, ten of our eleven stores and a majority of our employees are located on islands. Although we invest resources to hire and train our on-site managers, the inability of our executives to be physically present at our current and planned store sites on a regular basis may result in the following:

      o Isolation of store operations from corporate management and an increased dependence on store managers;
      o Diminished ability to oversee employees, which may lead to decreased productivity or other operational problems;
      o Construction delays or difficulties caused by inadequate supervision of the construction process; and
      o     Communication challenges.

      We may need to invest significant resources to update and expand our communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on our business, financial condition and operating results.

      Our business could suffer if we are unable to manage the challenges associated with island and international operations. Our net sales from island operations represent approximately 89% of our total net sales. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. Our inability to effectively manage our island and international operations could have a significant adverse effect on our business, results of operations and financial condition.

      We face a number of uncertainties associated with expansion outside U.S. Territories. Our failure to adequately address these uncertainties could cause our business to suffer. Currently, three of our stores are located outside the U.S. Territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States of America and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. On February 15, 2001, we closed one of the two stores we operated in Fiji due primarily to the impact that the political turmoil in Fiji was having on the tourist industry, with the resulting economic downturn severely impacting our store in Nadi. Our remaining store in Fiji is located in the city of Suva, which is the capital of Fiji and the primary population center. There can be no assurance that further political and economic changes in Fiji, or political and economic changes in other markets, will not have a material adverse effect on our business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and operating results.

      We may encounter disruption in the transportation of our products which would significantly harm our business. Our island locales require the transportation of products over great distances on water, which results in the following:

      o Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
      o Possible loss of product due to potential damage to, or destruction of, ships or containers delivering our goods;
      o     Tariff, customs and shipping regulation issues;
      o     Substantial ocean freight and duty costs; and
      o Possible interruption in the delivery of product due to labor disruption, terrorist acts or acts of war or other hostilities.

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

      We are exposed to weather and other risks associated with island operations, which could affect our business and results of our operations. Our operations are primarily located on islands subject to volatile weather conditions and natural disasters, which could result in delays in construction or result in significant damage to, or destruction of, our stores. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage and has yet to reopen. We are in the process of working with our landlord to rebuild this store with an expected reopening in the fourth quarter of 2003. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse impact affect on our business, financial condition and results of operations.

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

      We have not opened stores in foreign island markets at a rapid pace. In fact, since May of 2000, we have closed more stores than we have opened, including the closure of two stores in New Zealand and one in Fiji. Currently, we have no plans to open new stores during 2003, other than rebuilding our Dededo, Guam store.

      We do not have operating experience in many of the markets in which we may open new stores. For example, in June 2000, we closed the two stores that we had opened in New Zealand in late 1999, due in part to competitive and merchandising challenges that were different from our other stores. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. We will be required to hire, train and retain skilled managers and personnel to support any growth, and may experience difficulties locating store managers and employees who possess interest in island life, the training and experience necessary to operate our new stores, including our management information and communications systems, particularly in island markets where language, education and cultural factors may impose additional challenges. Further, we have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. There can be no assurance that we will be able to open new stores according to our business plans, that any new stores we may open will be profitable, or that we will be able to continue to attract, develop and retain the personnel necessary to pursue our growth strategy. Failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

      We believe that there may be a select number of domestic markets in which expansion may be successful, but we believe that opening stores in these markets would involve a high degree of risk. We have had limited operating success in domestic markets and gradually abandoned our domestic strategy during the mid-1990s. We believe that expansion in domestic markets would not leverage our core competencies that we have attained by operating in foreign island markets. Similarly, our ability to price our products at attractive gross margin levels that are still lower than most local competitors in island locations might not hold true in domestic markets where traditional warehouse clubs and discount retailers also operate stores. We do not currently have sufficient capital to pursue a rapid growth domestic strategy, so we believe any effort to pursue such a strategy would require us to raise substantial capital. We believe that we would at best be able to expand slowly and would initially find it difficult to leverage synergies and economies of scale in advertising, transportation of products, logistics and overhead costs across a broad base of domestic stores. Our pursuit of a domestic growth strategy would involve a high degree of risk and could adversely affect our business, results of operations and our financial condition.

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

      We may not be able to utilize certain tax benefits, which could have a material adverse effect on our results of operations. Utilization of Tax Benefits. Our ability to utilize various tax benefits is dependent on our ability to generate adequate taxable income in the United States of America and in foreign jurisdictions. As of December 29, 2002, we had recognized an aggregate foreign tax benefit of $2.6 million on foreign operating losses and a corresponding valuation allowance of $2.4 million. Approximately one-half of the Net Operating Losses ("NOL's") will begin expiring in the year 2006. The remaining NOL's were generated in Curacao, St. Maarten and Australia and are not subject to expiration time limits. Utilization of the tax benefit is dependent on our generating future taxable income. There can be no assurance that we will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on our business, financial condition and operating results.

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

      On February 23, 1999, our Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of our common stock and have no impact upon the way in which shareholders can trade our common stock. However, if the plan is not waived by our board of directors, ten days after a person or group acquires 15% or more of our common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from our shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of June 29, 2003, no rights have become exercisable. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if shareholders may consider such a change in control to be in their best interests, which may cause the price of our common stock to suffer.

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

      We do not have any derivative financial instruments as of June 29, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of our shareholders was held on May 13, 2003. The following proposals were submitted to a vote:

      The election of two directors, each to hold office for a term as defined in the proxy statement and until their successors are duly elected and qualified. This proposal passed with the following number of votes:

                                                 Affirmative            Withheld
                                                 -----------            --------

J. Jeffrey Meder                                  3,021,889              94,960
George C. Textor                                  3,021,989              94,860

      The ratification of the appointment of Deloitte & Touche, LLP as our independent auditors for fiscal year 2003. This proposal was approved with 3,071,532 shares voting for approval, 14,300 shares voting against approval, and 31,017 shares abstaining.

      On June 19, 2003, we formally dismissed Deloitte & Touche, LLP as our independent auditors for the fiscal year ending December 28, 2003. On June 19, 2003, we engaged Grant Thornton LLP as our new independent auditors for the fiscal year ending December 28, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

           Exhibit
             No.                        Description
             ---                        -----------

            3.1   Amended and Restated Bylaws as of July 30, 2003
            10.1  Form of Indemnification Agreement
            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

            o On April 1, 2003, we filed a current report on Form 8-K regarding our March 24, 2003 press release, which announced that we were working with a financial institution to secure a replacement line of credit to meet our working capital needs and that our current lender had indicated that it would not renew our existing line of credit beyond its expiration date of April 1, 2003, although it had stated that it would extend the terms of the existing line of credit facility until such time as we finalized our replacement credit facility. The current report on Form 8-K also included information regarding our Annual Meeting of Shareholders to be held on Tuesday, May 13, 2003 at the Doubletree Hotel (Lake Hills Room), 300 112th Ave. S.E., Bellevue, Washington, at 10:00 a.m. local time. The record date for the meeting was set at March 28, 2003.

            o On April 11, 2003, we filed a current report on Form 8-K regarding our April 10, 2003 press release, which announced that we had established a $6 million working capital line of credit with Wells Fargo Business Credit, Inc.

            o On May 2, 2003, we filed a current report on Form 8-K regarding our April 29, 2003 press release, which announced our financial results for the quarter ended March 30, 2003.

            o On June 24, 2003, we filed a current report on Form 8-K regarding our June 19, 2003 dismissal of Deloitte & Touche, LLP as our independent accountants and our engagement of Grant Thornton LLP as our new independent accountants for the fiscal year ending December 28, 2003.

            o On June 26, 2003, we filed a current report on Form 8-K regarding our June 24, 2003 press release, which announced that we had engaged in preliminary discussions with ASSI, Inc. regarding a potential transaction by which ASSI, Inc. would acquire all outstanding shares of common stock of the Company.

            o On July 8, 2003, we filed a current report on Form 8-K regarding our July 2, 2003 press release, which announced an increase of 4.0% in same store sales (stores open a full 13 months), for the fiscal quarter ending June 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COST-U-LESS, INC.
                                                   (Registrant)


Date August 8, 2003                                /s/ J. Jeffrey Meder
     ----------------------                        -----------------------------
                                                   J. Jeffrey Meder
                                                   President and
                                                   Chief Executive Officer


Date August 8, 2003                                /s/ Martin P. Moore
     ----------------------                        -----------------------------
                                                   Martin P. Moore
                                                   Chief Financial Officer