Form 10-Q
period 2003-09-28
COST U LESS INC
filed 2003-11-12
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 3,606,376 common shares, par value $0.001, outstanding at November 7, 2003.

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

           Item 1.      Financial Statements (Unaudited)
                        Condensed Consolidated Statements of Operations........................................ 3
                        Condensed Consolidated Balance Sheets.................................................. 4
                        Condensed Consolidated Statements of Shareholders' Equity.............................. 5
                        Condensed Consolidated Statements of Cash Flows........................................ 6
                        Notes to Condensed Consolidated Financial Statements................................... 7

           Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.. 12

           Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................. 23

           Item 4.      Controls and Procedures................................................................ 23

PART II.   OTHER INFORMATION

           Item 6.      Exhibits and Reports on Form 8-K....................................................... 24

SIGNATURES              ....................................................................................... 25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                   (Unaudited)

                                                                13 Weeks Ended            39 Weeks Ended
                                                                --------------            --------------
                                                         September 28,  September 29, September 28, September 29,
                                                               2003         2002         2003          2002
                                                            ---------    ---------    ----------    ---------
Net sales.................................................  $  42,258    $  43,215    $ 126,602     $ 130,878
Merchandise costs.........................................     34,498       35,787      104,070       109,471
                                                            ---------    ---------    ----------    ---------
Gross profit..............................................      7,760        7,428       22,532        21,407

Operating expenses:
     Store................................................      5,426        5,533       16,094        16,627
     General and administrative...........................      1,568        1,364        4,708         4,421
     Store openings.......................................        160            2          208            14
                                                            ---------    ---------    ----------    ---------
Total operating expenses..................................      7,154        6,899       21,010        21,062
                                                            ---------    ---------    ---------     ---------

Operating income..........................................        606          529        1,522           345

Other income (expense):
     Interest expense, net................................       (114)         (84)        (319)         (287)
     Other................................................        (11)        (103)         160            91
                                                            ---------    ---------    ----------    ---------
Income before income taxes................................        481          342        1,363           149

Income tax provision......................................        200          135          550            60
                                                            ---------    ---------    ---------     ----------
Net income................................................  $     281    $     207    $     813     $      89
                                                            =========    =========    =========     =========

Earnings per common share:
     Basic................................................  $     0.08   $     0.06   $     0.23    $     0.02
                                                            ==========   ==========   ==========    ==========
     Diluted..............................................  $     0.08   $     0.06   $     0.22    $     0.02
                                                            ==========   ==========   ==========    ==========

Weighted average common shares outstanding, basic            3,606,376     3,606,376   3,606,376     3,606,376
                                                            ==========   ===========  ==========    ==========
Weighted average common shares outstanding, diluted........  3,703,041    3,630,341    3,652,983     3,611,129
                                                            =========    ==========   ==========    ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                   (Unaudited)

                                                                                       September 28,  December 29,
                                                                                            2003         2002
                                                                                          --------     --------
                                        ASSETS
                                        ------
Current assets:
     Cash and cash equivalents..........................................................  $  3,121     $  2,383
     Insurance receivable...............................................................       706        1,460
     Accounts receivable, net...........................................................     1,506        2,517
     Inventories, net...................................................................    21,882       18,626
     Other current assets...............................................................     1,443          911
                                                                                          --------     --------
          Total current assets..........................................................    28,658       25,897

Property and equipment, net.............................................................    12,850       13,510
Deposits and other assets...............................................................       778          783
                                                                                          --------     --------

          Total assets..................................................................  $ 42,286     $ 40,190
                                                                                          ========     ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:
     Line of credit.....................................................................  $  3,394      $ 2,367
     Accounts payable...................................................................    15,736       15,449
     Accrued expenses and other liabilities.............................................     3,388        3,107
     Current portion of long-term debt..................................................       267          267
                                                                                          --------     --------
          Total current liabilities.....................................................    22,785       21,190

Other long-term liabilities.............................................................       551          594
Long-term debt, less current portion....................................................     2,611        2,811
                                                                                          --------     --------
          Total liabilities.............................................................    25,947       24,595

Commitments and contingencies

Shareholders' equity....................................................................    16,339       15,595
                                                                                          --------     --------

          Total liabilities and shareholders' equity...................................   $ 42,286     $ 40,190
                                                                                          ========     ========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                   (Unaudited)

                                                                                              Accumulated
                                                           Common      Common                   Other
                                                           Stock--     Stock--     Retained  Comprehensive
                                                           Shares      Amount      Earnings       Loss        Total
                                                          ---------     -------     ------       ------     -------
Balance at December 30, 2001............................. 3,606,376     $12,446     $3,557       $ (662)    $15,341
     Net income..........................................        --          --         89           --          89
     Foreign currency translation adjustments............        --          --         --          (21)        (21)
         Comprehensive income............................                                                   -------
                                                                                                                 68
                                                          ---------     -------     ------       ------     -------
Balance at September 29, 2002............................ 3,606,376     $12,446     $3,646       $ (683)    $15,409
                                                          =========     =======     ======       ======     =======

Balance at December 29, 2002............................. 3,606,376     $12,446     $3,842       $ (693)    $15,595
     Net income..........................................        --          --        813           --         813
     Foreign currency translation adjustments............        --          --         --          (69)        (69)
                                                                                                            -------
         Comprehensive income............................                                                       744
                                                          --------      -------     ------       ------     -------
Balance at September 28, 2003............................ 3,606,376     $12,446     $4,655       $ (762)    $16,339
                                                          =========     =======     ======       ======     =======

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                                                    39 Weeks Ended
                                                                                                    --------------
                                                                                               September 28,September 29,
                                                                                                   2003         2002
                                                                                                   ----         ----
OPERATING ACTIVITIES:
     Net income ..........................................................................        $   813      $    89
     Adjustments to reconcile net income to net cash provided (used)
       by operating activities:
          Depreciation and amortization...................................................          1,257        1,385
          Writedown of property and equipment.............................................            312           34
          Deferred tax benefit............................................................             --          (65)
     Changes in operating assets and liabilities:
          Insurance receivable............................................................            799           --
          Accounts receivables............................................................          1,011            5
          Inventories.....................................................................         (3,256)        (558)
          Other current assets............................................................           (532)        (248)
          Deposits and other assets.......................................................              5           22
          Accounts payable................................................................            287         (864)
          Accrued expenses and other liabilities..........................................            394       (1,446)
          Other long-term liabilities.....................................................            (43)           8
                                                                                                   ------      -------
               Net cash provided (used) by operating activities...........................          1,047       (1,638)

INVESTING ACTIVITY:
     Cash used to purchase property and equipment.........................................           (996)        (423)

FINANCING ACTIVITIES:
     Net borrowings under line of credit..................................................          1,027        1,149
     Principal payments on long-term debt.................................................           (200)        (200)
                                                                                                  --------     -------
               Net cash provided by financing activities..................................            827          949

     Foreign currency translation adjustments.............................................           (140)         (21)
                                                                                                  --------     -------

Net increase (decrease) in cash and cash equivalents......................................            738       (1,133)

Cash and cash equivalents:
     Beginning of period..................................................................          2,383        2,660
                                                                                                  --------     -------
     End of period........................................................................        $ 3,121      $ 1,527
                                                                                                  ========     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest........................................................................        $   321       $  296
          Income taxes....................................................................        $   475       $  170
     Cash received during the period for:
          Income taxes....................................................................        $    67           --

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Nature of Business and Summary of Significant Accounting Policies

   Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States of America Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At September 28, 2003, the Company operated ten retail stores as follows: two stores in Hawaii and one store in each of Guam, St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company's two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 29, 2002, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 39 weeks ended September 28, 2003, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K filed with the SEC on April 11, 2003.

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

   Foreign Currency Translations and Comprehensive Income

     The U.S. dollar is the functional currency for all locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales, costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders' Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period the Company has substantially liquidated operations in that country.

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

     Had the stock option compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for options granted in the 13 weeks and 39 weeks ended September 28, 2003 and September 29, 2002, consistent with the fair value methods of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to these pro-forma amounts (in thousands, except per share data):

                                                                          13 Weeks Ended             39 weeks Ended
                                                                          --------------             --------------
                                                                     Sept. 28,    Sept. 29,      Sept. 28,   Sept. 29,
                                                                        2003         2002          2003       2002
                                                                        ----         ----          ----       ----
Net income as reported.............................................     $ 281        $ 207         $ 813      $  89
Less:  Total stock-based employee compensation expense
       determined under fair value method for all awards,
       net of tax...................................................       69           36           104         95
                                                                        -----        -----         -----      -----
Proforma Net income................................................     $ 212        $ 171         $ 709      $  (6)
                                                                        =====        =====         =====      =====

Earnings per common share, basic as reported.......................     $0.08        $0.06         $0.23      $0.02
Earnings per common share, basic pro forma.........................     $0.06        $0.05         $0.20      $0.00
Earnings per common share, diluted as reported.....................     $0.08        $0.06         $0.22      $0.02
Earnings per common share, diluted pro forma.......................     $0.06        $0.05         $0.19      $0.00

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

      In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 interprets ARB No. 51, "Consolidated Financial Statements," as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. The Company believes its adoption of this new accounting standard will not have a material impact on the Company's results of operations or financial position, as the Company does not have variable interest entities.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company believes its adoption of this new accounting standard will not have a material impact on the Company's results of operations or financial position, as the Company does not have derivatives nor does it participate in hedging activities.

       In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003." The adoption of SFAS No 150 during fiscal 2003 did not have a material impact on the Company's consolidated financial statements.

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

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

                                                                        13 Weeks Ended               39 weeks Ended
                                                                        --------------               --------------
                                                                   Sept. 28,    Sept. 29,        Sept. 28,      Sept. 29,
                                                                      2003         2002            2003           2002
                                                                      ----         ----            ----           ----
Numerator:
     Net income..............................................     $      281      $      207       $      813     $      89
                                                                  ==========      ==========       ==========     =========
Denominator:
     Denominator for basic earnings per share--weighted
        average shares.......................................      3,606,376       3,606,376        3,606,376      3,606,376
Effect of dilutive common equivalent shares:
     Stock options and warrants..............................         96,665          23,965           46,607          4,753
                                                                  ----------      ----------       ----------     ----------
     Denominator for diluted earnings per share--adjusted
        weighted average shares and assumed conversion of
        stock options and warrants...........................      3,703,041       3,630,341        3,652,983      3,611,129
                                                                  ==========      ==========       ==========     ==========
Basic earnings per common share..............................     $     0.08      $     0.06       $     0.23     $     0.02
Diluted earnings per common share............................     $     0.08      $     0.06       $     0.22     $     0.02

3.   Insurance Receivable

     On December 8, 2002, the Company's two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003. The Company lost inventory, leasehold improvements and equipment as a result of the supertyphoon. At December 29, 2002, the Company recorded a $1.5 million receivable for losses that it expects to be recovered from insurance. The receivable represents $0.9 million for inventory losses and $0.6 million for fixed asset losses. Additionally, the Company recorded a loss of $0.4 million in Other Expense during fiscal 2002, which represents the amount of inventory losses and other expenses that are not expected to be recovered from insurance. As of September 28, 2003, the Company had received $1.2 million from its insurance companies; $0.4 million of which was transferred to its landlord to cover costs related to the new Dededo building.

                                COST-U-LESS, INC.

                                   (Unaudited)

4.   Line of Credit

      On April 9, 2003, the Company entered into a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At September 28, 2003, there were $3.4 million in borrowings outstanding on the line of credit, $0.3 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

      Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. Borrowings under the new line of credit bear interest at the financial institution's prime rate plus 1.5% (5.5% at September 28, 2003). A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. As of September 28, 2003, the Company was in compliance with all such covenants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect our actual results include, but are not limited to: (i) competition; (ii) a decline in general economic conditions, (iii) risks associated with a small store base; (iv) fluctuations in foreign currency; (v) isolation of store operations from corporate management; (vi) challenges associated with island and international operations; (vii) dependence on, and uncertainties associated with, expansion outside the U.S.; (viii) transportation difficulties; (ix) weather and other risks associated with island operations; (x) implementation of growth strategy;
(xi) dependence on key personnel and local managers; (xii) ability to maintain existing credit and obtain additional credit; (xiii) reliance on information and communication systems provided by third-party vendors; and (xiv) ability to utilize tax benefits. The September 11, 2001 terrorist attacks on the United States of America, hostilities in the Middle East, other acts of war or hostility, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the "Risk Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our annual report on Form 10-K for the year ended December 29, 2002, which was filed on April 11, 2003 with the Securities Exchange Commission.

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

Overview

     During the 39 weeks ended September 28, 2003, we operated ten retail stores as follows: two stores in Hawaii and one store in each of Guam, St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

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

     Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. Currently, we have no plans to open new stores during 2003 other than the reopening of our Dededo, Guam store. However, we are in the process of analyzing opportunities for future expansion. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

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

       On June 24, 2003, we confirmed that we were engaged in discussions with ASSI, Inc. concerning a potential acquisition of all of the outstanding shares of our common stock. On October 10, 2003, we announced that the discussion with ASSI regarding an acquisition of our outstanding common stock was no longer active, but that we were continuing discussions regarding a potential cash investment in unregistered newly-issued shares of our common stock. On November 3, 2003, we announced that discussions with ASSI regarding a potential investment in newly-issued shares had terminated.

Results of Operations

       We reported net income of $281,000 for the 13 weeks ended September 28, 2003, compared to net income of $207,000 for the same period in fiscal 2002. The improvement in net income was primarily due to improved gross profit.

Comparison of the 13 Weeks and 39 weeks Ended September 28, 2003 to the 13 Weeks and 39 weeks Ended September 29, 2002:

         Net Sales: Net sales of $42.3 million for the 13 weeks ended September 28, 2003, declined 2.2%, or $0.9 million, compared with net sales of $43.2 million in the same period in the prior year. For the 39 weeks ended September 29, 2003, net sales of $126.6 million were 3.3% lower than the $130.9 million of sales for the same period in the prior year. The decline in net sales was mostly due to the temporary closing of our Dededo store in Guam after it suffered significant damage from Supertyphoon Pongsona that swept through the island on December 8, 2002. Sales lost due to the temporary closure of our Dededo store in Guam were largely offset by increases in most of our other stores. The reconstruction of our Dededo store has been completed and it reopened for business on October 3, 2003. Approximately, one percentage-point of the decline in net sales for the 13 and 39 weeks ended September 28, 2003, was a result of a continued decrease in business-to-business sales as compared to the prior year. We expect the level of business-to-business activity during the remainder of fiscal 2003 to be consistent with current levels.

       Comparable-store sales (stores open for a full 13 months) increased 9.9% for the 13 weeks and 6.2% for the 39 weeks ended September 28, 2003. Comparable-store sales are calculated on stores excluding the Guam market as our remaining store in Tamuning, Guam benefited from the temporary closure of our Dededo store. Including the Tamuning store, same store sales increased 11.4% and 9.6% for the 13 and 39 weeks ended September 28, 2003, repectively. A majority of our stores experienced increased sales in the 13 weeks and 39 weeks ended September 28, 2003, as compared to the same periods in the prior year primarily due to improved merchandising, including a better assortment of food and general merchandise.

      Gross Profit: Gross profit of $7.8 million, or 18.4% of sales, for the 13 weeks ended September 28, 2003, increased as compared to gross profit of $7.4 million, or 17.2% of sales, in the same period in the prior year. Gross profit increased to $22.5 million, or 17.8% of sales, for the 39 weeks ended September 28, 2003, as compared to gross profit of $21.4 million, or 16.4% of sales, in the same period in the prior year. The improvement in gross profit resulted from several factors including better sourcing, pricing, merchandising and mix of goods in our stores. Gross profit percent also improved as a result of lower business-to-business sales, which typically provide a lower gross margin but are executed at minimal direct expense.

       Store expenses: Store expenses decreased to $5.4 million for the 13 weeks and $16.1 million for the 39 weeks ended September 28, 2003, as compared to $5.5 million and $16.6 million for the same periods in the prior year. This decrease in store expenses was attributable to the temporary closure of our Dededo store, which more than offset increases in payroll and related costs, insurance, utilities and bank/bankcard fees at our other ten stores. As a percentage of sales, store expenses remained flat at 12.8% of net sales for the 13 weeks and 12.7% of net sales for the 39 weeks ended September 28, 2003, compared to the same periods in the prior year.

       General and administrative expenses: General and administrative expenses of $1.6 million and $4.7 million for the 13 weeks and 39 weeks ended September 28, 2003, respectively, were slightly higher that the $1.4 million and $4.4 million for the 13 and 39 weeks in the comparable periods in the prior year. General and administrative expenses as a percent of sales increased slightly to 3.7% of sales for both the 13 weeks and 39 weeks ended September 28, 2003, compared to 3.2% and 3.4% in the same periods in the prior year. The increase in general and administrative expenses as a percentage of sales was primarily attributable to transaction costs incurred in connection with our discussions with ASSI regarding various strategic transactions. On November 3, 2003, we announced that discussions with ASSI had been terminated.

       Store opening expenses: Store opening expenses were $160,000 and $208,000 for the 13 weeks and 39 weeks ended September 28, 2003, respectively, as compared to $2,000 and $14,000 for the 13 and 39 week periods in the prior year. Store opening expenses in the 13 weeks ended September 28, 2003, primarily related to costs associated with the reopening of our Dededo, Guam store. The other store opening expenses in 2003 and those incurred in 2002 relate to costs associated with the evaluation of potential new store locations. We expect store opening expenses in fiscal 2003 to be higher than those incurred in fiscal 2002 as we evaluate alternative methods of implementing future expansion and as a result of the reopening of our Dededo store.

       Interest expense, net: Interest expense, net increased to $114,000 and $319,000 for the 13 weeks and 39 weeks ended September 28, 2003, respectively, as compared to $84,000 and $287,000 for the 13 and 39 week periods in the prior year. The increase was primarily due to commitment fees and the higher interest rate (approximately 1.5% higher than 2002) associated with our new line of credit entered into on April 9, 2003.

     Other income/(expense): Other income/(expense) of ($11,000) and $160,000 for the 13 weeks and 39 weeks ended September 28, 2003, respectively, as compared to ($103,000) and $91,000 for the 13 and 39 week periods in the prior year was primarily attributable to gains and losses on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in those countries. The other income in the 39 week periods in both years was primarily attributable to appreciation in the Fijian dollar as compared to the U.S. offset by the cost of exchanging foreign currency into U.S. dollars.

       Income tax provision: The tax provisions and benefits for the 13 and 39 week periods ended September 28, 2003, and September 29, 2002, primarily represented taxes and tax benefits associated with income or losses generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

       Net income: Net income was $281,000, or $0.08 per fully diluted share, for the 13 weeks ended September 28, 2003, compared to net income of $207,000, or $0.06 per fully diluted share, in the same period in the prior year. Our net income was $813,000, or $0.22 per fully diluted share, for the 39 weeks ended September 28, 2003, compared to net income of $89,000, or $0.02 per fully diluted share, in the same period in the prior year. The improvement in net income was primarily due to improved gross profit.

Liquidity and Capital Resources

       We currently finance our operations with proceeds from various credit facilities, and internally generated funds. We generated $1.0 million of net cash from operations during the 39 weeks ended September 28, 2003, as compared to utilizing $1.6 million in the same period in the prior year. In the 39 weeks ended September 28, 2003, cash was generated from store operations, the receipt of a net $0.8 million of the receivable from our insurance companies related to the damage our Guam stores suffered from Supertyphoon Pongsona in December 2002 and the receipt of payments on other accounts receivable, which more than offset the cash used to increase inventory levels.

       Net cash used in investing activities was $1.0 million for the 39 weeks ended September 28, 2003, as compared to $0.4 million for the same period in the prior year. The increase in cash used was primarily do to the costs associated with rebuilding our Dededo, Guam store that opened on October 3, 2003. We currently have no plans to open new stores in 2003, but we continue to analyze opportunities for new stores in the future. As a result, our capital expenditure requirements for the remainder of 2003 are projected to be approximately $0.8 million, primarily related to the acquisition of equipment for our Dededo, Guam store and general store improvements.

       Net cash provided by financing activities decreased slightly to $0.8 million for the 39 weeks ended September 28, 2003, as compared to $0.9 million in the same period in the prior year. Our current ratio improved to 1.24 at September 28, 2003, as compared to 1.22 at December 29, 2002, and 1.16 at September 29, 2002.

      On April 9, 2003, we entered into a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At September 28, 2003, there were $3.4 million in borrowings outstanding on the line of credit, $0.3 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

      Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. Borrowings under the new line of credit bear interest at the financial institution's prime rate plus 1.5% (5.5% at September 28, 2003). A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. We believe that we are currently in compliance with all such covenants.

      Prior to April 9, 2003, we maintained a $6.75 million line of credit with a different commercial bank. This line of credit was satisfied and terminated on April 10, 2003.

       During the 39 weeks ended September 28, 2003, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate, as a result of a decrease in customer demand or pricing pressures from our customers or our competitors or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

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

Recent Accounting Pronouncements

     During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" and, during 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities." The adoption of SFAS Nos. 143 and 146 during fiscal 2003 did not have a material impact on our consolidated financial statements.

     In November 2002, the Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," applicable to us for arrangements entered into beginning in fiscal 2003. We record vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the adoption of EITF No. 02-16 during fiscal 2003 did not have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 interprets ARB No. 51, "Consolidated Financial Statements," as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. We believe the adoption of this new accounting standard will not have a material impact on our results of operations or financial position, as we do not have variable interest entities.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. We believe our adoption of this new accounting standard will not have a material impact on our results of operations or financial position, as we do not have derivatives nor do we participate in hedging activities.

       In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003." The adoption of SFAS No 150 during fiscal 2003 did not have a material impact on the our consolidated financial statements.

Risk Factors That May Affect Future Results

     You should carefully consider the following factors that may affect future results and other information included in this quarterly report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial also may impair our business operations or could cause actual results to differ from historical results or those anticipated. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

     Our ability to operate profitably in existing markets and to expand into new markets may be adversely affected by competing warehouse clubs or discount retailers. The warehouse club and discount retail businesses are highly competitive. We have historically faced significant competition from warehouse clubs and discount retailers, such as Wal-Mart and Costco in Hawaii, and from Kmart in the U.S. Virgin Islands and Guam. Our competition also consists of discount retailers and other national and international grocery store chains. Some of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While we expect that the size of many of the markets in which we operate or expect to enter will delay or deter entry by many of our larger competitors, there can be no assurance that our larger competitors will not decide to enter these markets or that other competitors will not compete effectively against us. Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets.

     For example, in May 2001, PriceSmart opened a store on St. Thomas, where we had an established market share. To remain competitive in St. Thomas, among other things, we implemented a customer rewards program, which presented customers with merchandise certificates based on the achievement of specified levels of customer purchases. Additionally, PriceSmart opened a store in Guam in March of 2002, and as a result, during 2002 we experienced a decline in sales in Guam. In response, we remodeled our Dededo store and increased our price competitiveness and marketing activities in Guam. Although PriceSmart has announced that it will be closing its Guam store at the end of 2003, there is no assurance that the steps we take in response to increased competition will be effective. Furthermore, our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. If our larger competitors decide to enter our existing markets, or if other competitors compete more effectively against us, our ability to operate profitably in existing markets or to expand into new markets may be adversely affected.

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

     Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base. We opened our first store in 1989 and opened a total of 21 stores through September 2003, and presently operate eleven stores now that our Dededo, Guam store, previously closed due to damage sustained from Supertyphoon Pongsona on December 8, 2002, reopened on October 3, 2003. Our closure of the ten stores has adversely affected our operating results. Should (i) any new store be unprofitable, (ii) any existing store experience a significant decline in profitability, or (iii) our general and administrative expenses increase, the effect on our operating results would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and operating results. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and operating results. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

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

      Fluctuations in the value foreign currencies could result in variability in our financial condition or results of operations. Our revenues and expenses are generally denominated in U.S. Dollars, but our revenues and expenses for our stores located in Fiji and the Netherlands Antilles are generally denominated in local foreign currencies. Net sales, costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders' Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense), a component of the Statement of Operations. Fluctuations in exchange rates between the U.S. Dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates as foreign currency translation gains and losses have not had an adverse effect on our business, but we may undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability.

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

     Our business could suffer if we are unable to manage the challenges associated with island and international operations. Our net sales from island operations represent approximately 90% of our total net sales. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. Our inability to effectively manage our island and international operations could have a significant adverse effect on our business, results of operations and financial condition.

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

     We are exposed to weather and other risks associated with island operations, which could affect our business and results of our operations. Our operations are primarily located on islands subject to volatile weather conditions and natural disasters, which could result in delays in construction or result in significant damage to, or destruction of, our stores. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003. We currently maintain insurance we believe prudent and customary for businesses of our size and type, which provides insurance against some, but not all, of these risks. There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses from climatic conditions. Losses may also be in amounts in excess of existing insurance coverage. We may not be able to maintain adequate insurance in the future at rates we consider reasonable and particular types of coverage may not be available on favorable terms, or at all. An event that is not fully covered by insurance could have a material adverse effect on our business and results of operations. In addition, losses from business interruption may not be adequately compensated by insurance and could have a material adverse impact on our business, financial condition and results of operations.

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

     We have not opened stores in foreign island markets at a rapid pace. In fact, since May of 2000, we have closed more stores than we have opened, including the closure of two stores in New Zealand and one in Fiji. Currently, we have no plans to open new stores during 2003, other than the October 3, 2003, reopening or our Dededo, Guam store.

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

     On February 23, 1999, our Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of our common stock and have no impact upon the way in which shareholders can trade our common stock. However, if the plan is not waived by our board of directors, ten days after a person or group acquires 15% or more of our common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from our shares at that time. The Rights are designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of the Board of Directors, and thereby make a hostile takeover attempt prohibitively expensive for the potential acquirer. As of September 28, 2003, no rights have become exercisable. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if shareholders may consider such a change in control to be in their best interests, which may cause the price of our common stock to suffer.

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

     We do not have any derivative financial instruments as of September 28, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           Exhibit
             No.                                Description
             --                                 -----------
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

(b) Reports on Form 8-K

        o On July 8, 2003, we filed a current report on Form 8-K regarding our July 2, 2003, press release, which announced an increase of 4.0% in same store sales (stores open a full 13 months), for the fiscal quarter ending June 29, 2003.

        o On August 11, 2003, we filed a current report on Form 8-K regarding our August 8, 2003, press release, which announced earnings of $0.08 per share for the fiscal quarter ending June 29, 2003.

        o On October 14, 2003, we filed a current report on Form 8-K regarding our October 10, 2003, press release, which updated our previous announcement regarding preliminary discussions with ASSI, Inc. regarding a potential acquisition by ASSI of all outstanding shares of our common stock. We stated in our release that discussions regarding an acquisition of all of our outstanding shares are no longer active, but the parties are continuing to discuss a potential cash investment by ASSI pursuant to the purchase of unregistered newly-issued shares of our common stock. We also announced the reopening of our Dededo store in Guam on October 3, 2003, and an increase of 9.9% in same store sales (stores open a full 13 months) for the fiscal quarter ending September 28, 2003.

        o On November 6, 2003, we filed a current report on Form 8-K regarding our November 4, 2003, press release, which announced earnings of $0.08 per share for the fiscal quarter ending September 28, 2003. Additionally, the press release stated that our discussions with ASSI, Inc. regarding a potential cash investment by ASSI pursuant to the purchase of unregistered newly-issued shares of the Company's common stock had been terminated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COST-U-LESS, INC.
                                       (Registrant)

Date   November 11, 2003               /s/  J. Jeffrey Meder
       -----------------------         ----------------------------------------
                                       J. Jeffrey Meder
                                       President and
                                       Chief Executive Officer

Date  November 11, 2003                /s/ Martin P. Moore
      ------------------------         ----------------------------------------
                                       Martin P. Moore
                                       Chief Financial Officer