Form 10-K
period 2003-12-28
COST U LESS INC
filed 2004-03-26
CIK 851368

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

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 28, 2003

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

        8160 304(th) Ave. SE, Bldg. 3, Suite A, Preston, Washington 98050
              (Address of Principal Executive Offices): (Zip Code)

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

                             ----------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes      No  X
                                                                   ---     ---

     The aggregate market value of the registrant's common stock held by non-affiliates is approximately $6,051,724, based upon the last sale price reported for the common stock of the registrant on the Nasdaq SmallCap Market on June 27, 2003, being the last trading day of the registrant's most recently completed second fiscal quarter. Shares of common stock of the registrant held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of this calculation is based solely on information on Schedule 13D or 13G filed with the Securities and Exchange Commission and is as of June 27, 2003. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding at March 10, 2004 was 3,736,556.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held on May 12, 2004.

================================================================================

                                COST-U-LESS, INC.

                               INDEX TO FORM 10-K

                                                                                                     Page
                                                                                                     ----
PART I:
          Item 1.      Business......................................................................  3
          Item 2.      Properties.................................................................... 15
          Item 3.      Legal Proceedings............................................................. 16
          Item4.       Submission of Matters to a Vote of Security Holders........................... 16
PART II:
          Item 5.      Market for Company's Common Stock and Related Shareholder Matters............. 17
          Item 6.      Selected Financial Data....................................................... 18
          Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.................................................................... 19
          Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................... 25
          Item 8.      Financial Statements and Supplementary Data................................... 26
          Item 9A.     Controls and Procedures....................................................... 46
PART III:
          Item 10.     Executive Officers and Directors of the Registrant............................ 47
          Item 11.     Executive Compensation........................................................ 47
          Item 12.     Security Ownership of Certain Beneficial Owners and Management................ 47
          Item 13.     Certain Relationships and Related Transactions................................ 47
          Item 14.     Principal Accountant Fees and Services........................................ 47
PART IV:
          Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K............. 48

SIGNATURES........................................................................................... 51

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

Item 1.   Business

     Cost-U-Less operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods. We currently operate eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

     On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

     We are continuing our focus on our core island store operations by reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. Currently, we have no plans to open new stores during 2004, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

      We also continue to explore other ways to maximize long-term value for our shareholders, including focusing our efforts to increase earnings, responding to competition, improving same store sales and gross margins, monitoring new merchandising offerings and improving inventory turns. We believe the number of new island markets with the attributes for our existing growth strategy is limited as a result of, among other things, changing market conditions. We are currently evaluating alternative methods of implementing future expansion.

Industry Overview

     Traditional warehouse clubs such as Costco Wholesale Corporation., BJ's Wholesale Club, Inc. and Sam's Club, a division of Wal-Mart Stores, Inc., focus on both retail and small-business customers, with store formats averaging approximately 115,000 square feet. These retailers typically (i) offer a range of national brand and selected private label products at low prices, often in case, carton or multiple-pack quantities, (ii) provide no-frills, self-service warehouse facilities with pallet-stacked product aisles, and (iii) charge annual membership fees. Although we employ many of the retailing methods of the larger participants in the warehouse club industry, we operate smaller stores (averaging approximately 30,000 square feet), we do not charge a membership fee, we typically locate our stores in smaller geographic areas with less concentrated population centers, and we rely to a greater degree on long-haul water transportation than do other such companies.

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

     Expand to New Markets. We intend to pursue future growth by expanding into markets that other warehouse clubs and discount retailers have not yet entered, including but not limited to the Pacific and Caribbean regions. The pace at which we will open new stores will be dictated by availability and ease of entry. We plan to refine our expansion efforts to focus on markets with high U.S. brand awareness and demand, as well as other attributes that typify our most successful stores. Future development of our business will be directed to markets in which we can compete effectively by offering competitive prices while maintaining low costs of goods and services to consumers. Currently, we believe the number of new island markets with the attributes for our existing growth strategy is limited, and we have no plans to open new stores during 2004. However, we continue to analyze opportunities for new stores in the future.

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

     Leverage Island-Operations Expertise. Through our experience in opening and operating retail warehouse club-style stores in the U.S. Territories, foreign island countries and the Hawaiian Islands, we believe that we have developed a depth of expertise in dealing with the inherent challenges of island market operations. We have refined a mid-sized building prototype that is designed to endure most severe island weather conditions and that incorporates low construction costs and easily replicated specifications. Through our long-standing relationships with steamship lines, we negotiate what we believe to be competitive transportation rates while selecting efficient shipping routes and utilizing cost-effective freight handling techniques, including the use of both Company-operated cross-dock depots and independently operated distribution facilities.

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

Store Economics

     During fiscal 2003, our ten stores that were open the entire fiscal year generated annual average net sales of approximately $16.0 million, average net sales per square foot of approximately $530, average annual per store contribution of approximately $840,000, and average annual per store contribution before depreciation of approximately $960,000. Store contribution is store gross profit less direct store operating expenses. The average investment in buildings, equipment and leasehold improvements in our eleven stores, as of December 28, 2003, was approximately $1.1 million. The average investment in inventory, net of accounts payable of approximately 60%, was $735,000 at December 28, 2003. The store contribution return on average investment for fiscal 2003 for these eleven stores was approximately 52%.

Store Layout

     We have incorporated into our prototype store many standard features found in domestic warehouse clubs that have not been previously used in many island markets. Store layout and interior designs were planned and calculated using computer models, with the goal of maximizing the sales per square foot and providing uniformity among the stores. Further, we believe that we are able to gain a competitive advantage over our competitors by utilizing:

     o    loading docks;
     o comparatively large freezer and refrigeration space with state-of-the-art equipment;
     o    efficient shelving and display racks;
     o    computerized cash registers and inventory tracking systems;
     o    multiple checkout lanes; and
     o    fresh meat departments, including rotisserie meat items.

     Each of our stores is outfitted with adjustable metal shelving that allows us to vary the display of our product based on each location's specific consumer needs. Each island store has backup generators designed to protect perishables and the store's security system during disruption of electric service caused by severe weather conditions that can occur in island markets.

     We have used considerable care in developing our store layout, which features a logical flow to encourage shopping of all departments. When ready for check out, the customer proceeds to the check-out area in the front of the store, which usually features 10 lanes. During a typical store visit, the average customer will spend approximately $47. We accept various forms of payment in each store, including food stamps and debit and credit cards, and we selectively extend credit to some local businesses and government agencies. Utilizing a "no-frills" approach, we display items in steel racking, usually on a vendor's pallets or in open cases, to maximize warehouse space and minimize labor costs. We utilize in-store signage to reinforce our basic value image, and we strive to generate customer excitement through the use of end-cap displays featuring new merchandise and special promotions, food demonstrators offering product samples, and ongoing introduction of new items.

     We have also attempted to utilize the design of our stores to minimize our costs. For example, we achieve lower construction and maintenance costs because we do not use expensive fixtures such as floor tiles and false ceilings. In addition, our refrigeration supplier has designed specialized refrigeration units using modern equipment that allows for cost-effective monitoring, maintenance and repair, and helps keep our energy costs to a minimum. We have also developed standardized construction specifications and have negotiated competitive prices on building materials, such as metal exterior panels, building components, store equipment and shelving, allowing us better control of material costs on a per-facility basis and helping us obtain more uniformity of materials throughout our facilities.

Merchandising

     We typically carry approximately 3,000 stock-keeping units, or SKUs, compared to the 3,500 to 5,000 SKUs industry sources estimate are carried by traditional warehouse clubs. Our stores do not have certain departments found in most large-format warehouse clubs, such as automobile tire, bakery, photo finishing and prescription drug departments. Our stores feature the following main product categories:

          Food-Perishables. Meat, produce, deli, dairy and frozen items represent approximately 25% of a typical store's net sales. The "reach-in" freezers and coolers are substantially larger than those found in the stores of most of our local island competitors. During fiscal 2003, we added rotisserie chicken and ribs in Curacao, Samoa and our two Guam stores. We also began offering our produce items for sale by the pound in our Guam stores.

          Food-Non-perishables. Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 40% of a typical store's net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

          Nonfood. Other nonfood items comprise the remaining 35% of a typical store's net sales, and include tobacco, sundries, health and beauty aids, office products, hardware, electronics, housewares, furniture and sporting goods.

     Purchasing. We balance our product mix by providing popular U.S. brand name products together with local ethnic items found in each island region. Approximately 25% of our items are produced locally or purchased through local suppliers in each market. We believe offering locally purchased merchandise enables us to better serve our island customers and offer an innovative variation to the warehouse store format. Our store managers are able to purchase product that may be available only on their particular islands. Our corporate buyers monitor sales and inventory levels on a daily basis from all of our stores. In an effort to cater to retail customers who generally purchase products for home use, we carry products in various product sizes, including single packages, "bulk packages" and mid-sized "value-packs." We purchase merchandise from manufacturers and suppliers on a purchase order basis.

     Pricing. We strive to be the "low price leader" for the markets we serve. We do not charge our customers a membership fee, thereby allowing all consumers to receive the benefits of our value-pricing philosophy. We believe that we provide everyday low prices that are often lower than regular prices offered at most retailers, such as grocery stores, and are generally intended to be slightly lower than those offered by mass merchant discount retailers, such as Wal-Mart and Kmart Corporation, that operate in some of our island markets. In our ongoing effort to achieve the lowest prices offered in a particular market, we regularly compare prices and products being offered by our local competitors. Generally, given the economic efficiencies that we can bring to bear with our ability to purchase product in large quantities as well as our efficient distribution system that allows us to take advantage of optimal freight and transportation costs, we believe that we have a competitive advantage when pricing most of our products compared to local competition. However, if the comparison of local competitors' prices discloses that our prices exceed those of our local competition, then our store managers have the authority to reduce prices to remain competitive. This decentralization of pricing decisions allows us to respond quickly and efficiently to competitive challenges in each of our island markets.

Distribution

     We currently operate a distribution facility in San Leandro, California, and we use third-party operated facilities in Port Everglades, Florida, Sacramento, California, Auckland, New Zealand and Sydney, Australia. We have no written agreements with the independently operated distribution facilities, but instead have month-to-month service relationships. At each distribution facility, merchandise is received, consolidated and cross-docked, and ultimately shipped in fully loaded containers to our stores. The depot has a "lane" designated for each store. When a full container load is queued into a specific lane, goods are loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Our management has significant experience and long-term relationships with steamship lines and, with our present volume, has negotiated what we believe to be competitive transportation rates. We do not have a warehouse, but control inventory levels in our stores by maintaining sufficient back stock in the stores combined with efficient cross-dock facilities. For perishable items, such as meats and frozen and chill goods, we use independently operated consignment depots. Each supplier of these perishable items pays a storage charge for use of the depots based on the amount of space used for the storage of the supplier's goods. Fruits and vegetables are purchased direct from established suppliers who ship the refrigerated containers on a direct basis to each store.

Management Information Systems

     We consider our management information systems to be a key component of our business model. Each day we track inventory movement, sales and purchase orders by SKU number, vendor number, store and date. We currently use electronic point-of-sale equipment in all our stores. All data and communications from each location are sent via our company wide area network, to the computer system located at our corporate headquarters in Washington State. Our company wide area network provides communications capabilities that allow for quick responses to ever-changing customer needs and local retail opportunities. The ability to quickly and consistently communicate between our headquarters and store locations is necessary since our stores are located in such remote locations.

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

     In total, we employ approximately 550 people worldwide. We strive to attract and retain highly motivated, performance-oriented employees and managers by offering competitive compensation, including bonus programs based on performance. Our Store Manager Bonus Program provides for annual bonuses for store managers based on store and company profitability targets. In 2001, we also implemented a sales incentive bonus program for all store employees based on sales targets. In 2003, we added an inventory control target to the program. Although we believe that we generally pay our employees above-market wages and are thereby able to attract and retain high-quality employees, we further believe that island wages are generally lower than mainland wages and thus result in comparatively lower labor costs.

Customer Service

     We bring to our island markets a commitment to customer service that we believe gives us a competitive advantage in each of the local markets we serve. Our store layout is designed to maximize floor space used for selling product as well as to give customers a spacious feel while shopping. We accept various forms of payments, including food stamps and credit and debit cards, and we selectively extend credit to some local businesses and government agencies. For most items, we have a 30-day, no-questions-asked return policy. Each of our stores has approximately 10 checkout lanes, which allows for quick and efficient shopping. Each store features a customer desk where customers can have questions answered, usually by a management team member. We also train our employees to help customers locate store products.

Marketing and Advertising

     We generally rely on word-of-mouth advertising in order to save on advertising and marketing costs and pass on the savings to our customers. We have historically spent less than 0.2% of net sales on advertising. However, in more competitive markets, we may experience higher marketing and advertising costs.

     To remain competitive in the St. Thomas and Guam markets, among other things, we implemented a customer loyalty program for our customers. Our customers are given "points" based on the dollar amount of items purchased in our stores, which affords them with the opportunity to receive gift certificates for merchandise in our stores and other promotional items.

Competition

     The warehouse club and discount retail businesses are highly competitive. We have historically faced significant competition from warehouse clubs and discount retailers such as Wal-Mart, Kmart and Costco in Hawaii, from Kmart in the U.S. Virgin Islands and Guam, and PriceSmart in St. Thomas and Guam. We believe that we compete effectively with membership warehouse clubs and discount retailers in the markets in which our store reside by offering a balanced product mix, convenient shopping facilities, a high level of customer service and competitive pricing. Our competition also consists of national and international grocery store chains.

     Some of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While we expect that the size of many of the markets in which we operate or expect to enter will delay or deter entry by many of our larger competitors, there can be no assurance that our larger competitors will not decide to enter these markets or that other competitors will not compete more effectively against us. Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets. For example, in response to the opening of a PriceSmart store in Guam in 2002, we remodeled our Dededo store and increased our price competitiveness and marketing activities in Guam. Although PriceSmart announced that it closed its store in Guam in December 2003, we believe that we will need to continue our efforts to maintain lower prices and higher levels of service to effectively compete in the markets in which our store reside.

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

Employees

     As of March 10, 2003, we had 37 full-time equivalent employees at our corporate headquarters in Washington State, and 12 employees at our main distribution facility in California. In total, we employ approximately 550 people worldwide. None of our employees are covered by collective bargaining agreements.

Available Information

     We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Additional information about Cost-U-Less, Inc. is available at www.costuless.com.

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

     Our ability to operate profitably in existing markets and to expand into new markets may be adversly affected by competing warehouse clubs or discount retailers. The warehouse club and discount retail businesses are highly competitive. If we fail to successfully respond to competitve pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. In addition, our gross margin and operating income are generally lower for stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets. Furthermore, our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. These factors could result in reduced sales and margins or loss of market share, any of which could negatively affect our results of operations.

     A decline in the general economic condition in the United States or in island markets in which we operate could have a significant impact on our financial performance. The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and Gross Domestic Product levels in each of our island markets, taxation, consumer spending patterns and customer preferences. We cannot fully forsee the changes in business and economic conditions that may result from domestic or foreign factors. There can be no assurance that consumer spending in our markets will not be adversely affected by these factors, thereby affecting our growth, net sales and profitability. A downturn in tourism or a decline in the national or regional economies of the United States and the U.S. Territories where we currently operate or any foreign countries in which we currently or will operate, could have a material adverse effect on our business, financial condition and operating results.

     Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base. We opened our first store in 1989 and opened a total of 21 stores through December 2003, and presently operate eleven stores. Our closure of the ten other stores prior to March 2001, adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and operating results. In addition, if our general and administrative expenses increase, the negative effect on our business and results of operations would be more significant than if we had a larger store base. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and operating results. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

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

     If we are unable to overcome challenges resulting from the isolation of store operations from our corporate management and our increased dependence on local managers, we may experience decreased productivity or other operational problems. Our headquarters and administrative offices are located in Washington State; however, ten of our eleven stores and a majority of our employees are located on islands. Although we invest resources to hire and train our on-site managers, the inability of our executives to be physically present at our current and planned store sites on a regular basis may result in the following:

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

     Our business could suffer if we are unable to manage the challenges associated with island and international operations. Our net sales from island operations represented approximately 90.6% of our total net sales for fiscal 2003. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. Our inability to effectively manage our island and international operations could have a significant adverse effect on our business, results of operations and financial condition

     We may encounter disruption in the transportation of our products which would significantly harm our business. Our island locales require the transportation of products over great distances on water, which results in the following:

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

     We are exposed to weather and other risks associated with island operations, which could affect our business and results of our operations. Our operations are primarily located on islands subject to volatile weather conditions and natural disasters, which could result in delays in construction or result in significant damage to, or destruction of, our stores. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage and and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

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

         We have not opened stores in foreign island markets at a rapid pace. Currently, we have no plans to open new stores during 2004, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years. We do not have operating experience in many of the markets in which we may open new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that the political turmoil and resulting economic downturn in Fiji were having on the tourist industry. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that our new stores will be profitable. Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and operating results.

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

     We may not be able to utilize certain tax benefits, which could have a material adverese effect on our results of operations. Our ability to utilize various tax benefits is dependent on our ability to generate adequate taxable income in the United States and in foreign jurisdictions. As of December 28, 2003, we had recognized an aggregate foreign tax benefit of $2.3 million on foreign operating losses and a corresponding valuation allowance of $2.2 million. Approximately one-half of the Net Operating Losses, or NOLs, will begin expiring in the year 2006. The remaining NOLs were generated in Curacao and St. Maarten and are not subject to expiration time limits. Utilization of the tax benefit is dependent on our generating future taxable income. There can be no assurance that we will be able to produce adequate future taxable income to utilize this tax benefit, and failure to generate such income may have a material adverse effect on our business, financial condition and operating results.

     Certain provisions in our charter documents and otherwise may discourage third parties from attempting to acquire control of our Company, which may have an adverse effect on the price of our stock. Our board of directors has the authority, without obtaining shareholder approval, to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders. Our articles of incorporation and bylaws also provide for a classified board and special advance notice provisions for proposed business at annual meetings. In addition, Washington law contains certain provisions that may have the effect of delaying, deferring or preventing a hostile takeover of our company. Further, we have a shareholder rights plan that is designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of our board of directors, and thereby make a hostile takeover attempt prohibitively expensive for a potential acquirer. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if shareholders may consider such a change in control to be in their best interests, which may cause the price of our common stock to suffer.

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

     Mid-Sized Format. The average size of our eleven stores is approximately 30,000 square feet, while the traditional warehouse stores found in the United States average approximately 115,000 square feet. We have developed three store "footprints" based on a 27,000, 36,000 and 42,000-square-foot facility, which are adaptable from anywhere between 25,000 to 45,000 square feet. We developed our prototype in consultation with architects and designers who helped design many of the warehouse stores operating in the United States today. We used the prototype in the construction of our stores in Fiji, St. Thomas, Curacao and St. Maarten.

     We have developed a standard lease that we use as a starting point for our lease negotiations with each potential landowner/developer. We routinely negotiate 10-year leases with at least two five-year renewal options. The following is a summary of our facility locations:

                                                                        Approximate   Original                      Remaining
                                                                        Store Square   Lease         Current        Options to
          Location                                       Date Opened      Footage       Term     Expiration Date      Extend
          --------                                       -----------      -------       ----     ----------------     ------
Dededo, Guam (1)..................................    May 1, 1992          38,800     15 years  May 31, 2017         10 years
Hilo, Hawaii......................................    August 27, 1992      23,000     15 years  August 31, 2006      10 years
Kapaa, Kauai......................................    March 18, 1993       22,000     17 years  April 22, 2010       10 years
St. Thomas, USVI (Land Lease).....................    June 25, 1998        36,000     20 years  September 30, 2017   30 years
Sonora, CA (2)....................................    January 27, 1994     23,150     10 years  April 30, 2009       5 years
St. Croix, USVI...................................    November 3, 1994     26,210     10 years  November 1, 2004     10 years
Tamuning, Guam....................................    March 15, 1995       35,000     15 years  March 1, 2010        10 years
Pago Pago, American Samoa.........................    March 20, 1995       32,055     10 years  February 28, 2005    15 years
Suva, Fiji........................................    November 12, 1998    30,000     10 years  November 1, 2008     10 years
Curacao, Netherlands Antilles.....................    March 2, 1999        38,711     10 years  February 1, 2009     10 years
St. Maarten, Netherlands Antilles (Land Lease)....    June 29, 2000        36,000     25 years  February 25, 2024    30 years

(1) On December 8, 2002, our Dededo store on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in its immediate closure. During the closure of our store, our rent was abated. The store was rebuilt in a slightly larger size and it reopened for business on October 3, 2003. We have renegotiated our lease at this location due to the new size of our building and have extended the lease term an additional five years.
(2) In March 2004, we exercised the first of two five year options to extend our Sonora store's lease term.

     Currently, we have no plans to open new stores during 2004, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years.

     Our principal offices are currently located in Preston, Washington and consist of approximately 14,000 square feet of office space. On April 5, 2004, we will be relocating our principal offices to a new location approximately ten miles from our existing offices. Our new lease consists of approximately 9,000 square feet of office space in Bellevue, Washington, and expires on March 31, 2009.

     In addition, we lease our San Leandro distribution facility. The facility is approximately 56,000 square feet, and the lease expires on January 31, 2007. We also use third-party operated distribution facilities in Florida, California, New Zealand and Australia. We believe that our current distribution facilities will be sufficient to meet our present needs and that we will be able to secure additional facilities in the future as needed. However, there can be no assurance that we will be able to obtain additional distribution facilities when needed or on terms that are acceptable to us.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 28, 2003.

                                     PART II

Item 5.   Market for Company's Common Stock and Related Shareholder Matters

     Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol "CULS". The number of shareholders of record of our common stock at March 10, 2004, was 63.

     The last sale price of our common stock on the Nasdaq SmallCap Market on March 10, 2004 was $4.70 per share. High and low sales prices for our common stock for the periods indicated in 2003 and 2002, are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                Stock Price
                           Year                                               High       Low

          Fiscal 2003 (ended December 28, 2003)
               First Quarter...........................................     $ 1.23     $ 0.70
               Second Quarter..........................................       2.60       0.99
               Third Quarter...........................................       2.98       1.84
               Fourth Quarter..........................................       3.89       2.36

          Fiscal 2002 (ended December 29, 2002)
               First Quarter...........................................       1.75       1.16
               Second Quarter..........................................       2.42       1.31
               Third Quarter...........................................       1.42       0.75
               Fourth Quarter..........................................       1.62       0.69

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

     The following selected financial data, excluding the selected operating data, is derived from our audited consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report. Our fiscal year ends on the last Sunday in December. All years presented represent 52-week fiscal years except fiscal 2000, which was a 53-week fiscal year.

                       Selected Consolidated Financial and
                 Operating Data (in thousands, except per share
                      data, average sales per square foot,
                      number of stores and percentage data)

                                                    Dec.28,       Dec.29,      Dec.30,      Dec.31,      Dec.26,
                                                     2003          2002         2001          2000        1999
                                                     -----         -----        -----         ----        ----
Income Statement Data:
Net sales........................................   $177,066     $176,190     $177,856      $186,299     $167,079
Gross profit.....................................     31,503       29,215       28,932        28,349       27,395
Operating Expenses:
  Store..........................................     22,304       22,181       21,288        21,775       18,254
  General and administrative.....................      6,853        5,934        5,786         6,421        5,654
  Store opening..................................        287           14           68           518        1,217
  Store closing..................................          0            0            0         3,740            0
Operating income (loss)..........................      2,059        1,086        1,790        (4,105)       2,270
Interest expense, net............................      (458)        (375)        (589)         (663)        (403)
Other income (expense)...........................        710        (236)        (155)         (283)         (57)
Income (loss) before income taxes................      2,311          475        1,046        (5,051)       1,810
Income tax provision.............................        930          190          490           460          656
Net income (loss)................................   $  1,381     $    285     $    556      $ (5,511)    $  1,154
Earnings (loss) per common share:
  Basic..........................................   $   0.38     $   0.08     $   0.15      $  (1.53)    $   0.32
  Diluted........................................   $   0.38     $   0.08     $   0.15      $  (1.53)    $   0.32
Weighted average common shares outstanding, basic.     3,614        3,606        3,606         3,599        3,558
Weighted average common shares outstanding,            3,671        3,615        3,607         3,599        3,618
diluted..........................................

Selected Operating Data:
  Stores opened..................................          1            0            0             1            3
  Stores closed (1)..............................          0            1            1             2            0
  Stores open at end of period...................         11           10           11            12           13
  Average net comparable store sales per square
  foot(2)(3).....................................   $    530     $    490     $    485      $    498     $    515
  Comparable-store net sales increase
  (decrease)(2)(3)...............................        8.2%         1.4%       (4.7)%        (2.2)%         6.8%

Consolidated  Balance Sheet Data:
Working capital..................................   $  6,567     $  4,707     $  2,568      $    535     $  5,992
Total assets.....................................     40,940       40,190       41,606        41,717       45,812
Line of credit...................................        960        2,367        2,173         2,700        2,163
Long-term debt, less current maturities..........      2,544        2,811        3,077         3,344        2,517
Total shareholders' equity.......................     17,000       15,595       15,341        14,794       20,665

--------------
(1) On December 8, 2002, our two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store, lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.
(2) Fiscal 2000 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 2000 have been adjusted to reflect a 52-week year. Our fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.
(3) A new store becomes comparable after it has been open for a full 13 months. Comparable-store net sales increases for fiscal 2002 and fiscal 2003 are calculated on stores excluding the Guam market as our Dededo store was closed from December 8, 2002 until its reopening on October 3, 2003.

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

Overview

     We operate mid-sized warehouse club-style stores in the United States Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods. We currently operate eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

     On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

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

         Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. During 2003 we opened no new stores other than the reopening of our Dededo, Guam store. However, we are in the process of analyzing opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain consolidated income statement data.

                                                                       Fiscal Year Ended
                                                        December 28,     December 29,      December 30,
                                                            2003             2002              2001
                                                            ----             ----              ----
     Net sales.......................................      100.0%           100.0%            100.0%
     Gross margin....................................       17.8             16.6              16.3
     Operating Expenses:
          Store......................................       12.6             12.6              12.0
          General and administrative.................        3.9              3.4               3.3
          Store opening..............................        0.2              ---               ---
     Operating income................................        1.2              0.6               1.0
     Interest expense, net...........................       (0.3)            (0.2)             (0.3)
     Other income (expense)..........................        0.4             (0.1)             (0.1)
     Income before income taxes......................        1.3              0.3               0.6
     Income tax provision............................        0.5              0.1               0.3
     Net income .....................................        0.8%             0.2%              0.3%

Fiscal 2003 Compared to Fiscal 2002

     During fiscal 2003, we experienced improvements in comparable-store sales and gross margin, which resulted in higher net income and EPS. These improvements were due to several factors including better sourcing, pricing, merchandising and mix of goods in the our stores.

     We also experienced a successful reopening of our Dededo, Guam store, which had sufferered substantial damage from Supertyphoon Ponsonga on December 8, 2002, forcing it to close. The store was rebuilt and reopened on October 3, 2003. As a result of the reopening of our Dededo, Guam store, we expect our fiscal 2004 sales to increase as compared to 2003.

     Net Sales. Net sales in fiscal 2003 of $177.1 million increased 0.5% as compared to net sales of $176.2 million for the comparable period in the prior year. The 0.5% improvement in sales came despite the nine month closure of our Dededo, Guam, store and lower business-to-business sales in the current year, as nine of our other ten stores experienced comparable sales increases. We expect the level of business-to-business activity during fiscal 2004 to be consistent with fiscal 2003 levels.

       Comparable-store sales (stores open for a full 13 months) increased 8.2% during fiscal 2003 as compared to fiscal 2002. Comparable-store sales are calculated on stores excluding the Guam market as our store in Tamuning, Guam benefited from the temporary closure of our Dededo store. Including the Tamuning store, same store sales increased 9.9% during fiscal 2003 as compared to fiscal 2002. During the fourth quarter of 2003, we experienced comparable-store sales increases of 13.8% as compared to the fourth quarter of fiscal 2002.

      Gross Margin. Gross margin improved to $31.5 million, or 17.8% of sales, in fiscal 2003 from $29.2 million, or 16.6% of sales, in fiscal 2002. The increase in gross profit as a percent of sales resulted primarily from improvements in merchandising, inventory management and a stronger mix of retail store sales, with typically higher margins, as compared to business-to-business sales, which generally provide a lower gross margin but are executed at minimal direct expense.

     Store Expenses. Store expenses remained flat at $22.3 million, or 12.6% of sales, for fiscal 2003 as compared to $22.2 million, or 12.6% of sales, in fiscal 2002. During fiscal 2003, increases in insurance, utilities and volume related expenses such as payroll and bank/bankcard fees were offset by a $1.1 million reduction in store expenses attributable to the nine month closure of our Dededo, Guam, store. As a percent of sales, payroll actually declined in 2003 as compared to 2002.

     General and Administrative Expense. General and administrative expenses increased to $6.9 million, or 3.9% of sales, in fiscal 2003, as compared to $5.9 million, or 3.4% of sales, in fiscal 2002. The increase was primarily attributable to a $0.5 million write-down of idle fixed assets from previously closed stores and the acceleration of depreciation of leasehold improvements related to our corporate office, as well as transaction costs incurred in connection with our discussions with ASSI regarding various strategic transactions. On November 3, 2003, we announced that discussions with ASSI regarding those strategic transactions had been terminated.

     Store Opening Expense. Store opening expenses were $287,000 in fiscal 2003, as compared to $14,000 in fiscal 2002. Store opening expenses in fiscal 2003 primarily relate to the reopening of our Dededo, Guam store. Store opening expense in fiscal 2002 relate to costs associated with the evaluation of potential new store locations.

     Net Interest Expense. Interest expense, net increased to $0.5 million in fiscal 2003 as compared to $0.4 million in fiscal 2002. The increase was primarily due to commitment fees and the higher interest rate (approximately 1.5% higher than 2002) associated with our new line of credit entered into on April 9, 2003.

     Other income (expense): Other income of $0.7 million in fiscal 2003 includes a gain of $0.4 million related to the receipt of insurance reimbursements for damage to inventory and equipment sustained from the Supertyphoon in Guam and gains of $0.3 million on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries. Other expense of $0.2 million in fiscal 2002 includes expense of $0.4 million related to losses sustained from the Supertyphoon that we did not expect to recover from insurance, offset by gains of $0.2 million on foreign currency transactions and translation. The income on foreign currency in both fiscal years is primarily attributable to appreciation in the Fijian dollar as compared to the U.S. dollar.

     Income Tax Provision. We recorded a tax provision in fiscal 2003 of $0.9 million or 40.2% of pre-tax income. The tax provision represents taxes associated with income generated in the U.S. and U.S. Territories. No taxes or tax benefits were provided on foreign pre-tax losses in fiscal 2003, as we cannot predict whether we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

     As of December 28, 2003, we have foreign net operating loss carryforwards ("NOL's") of approximately $6.4 million, which, if not utilized, will begin expiring in the year 2006. NOL's in Curacao and St. Maarten of approximately $2.9 million are not subject to expiration time limits. Our ability to utilize the NOL's carryforwards is dependent upon generating taxable income in the foreign jurisdictions. As a result, we have recorded a valuation allowance of $2.2 million attributable to the $2.3 million of tax benefits recorded for net operating loss carryforwards.

     We had tax credit carryforwards of $0.2 million as of December 29, 2002, expiring between 2005 and 2006. During 2003, we were able to utilize a portion of the tax credit carryforward. We expect to be able to fully utilize the remaining tax credit carryforward of $0.1 million and therefore no valuation allowance is provided.

     Net Income. Our net income was $1.4 million, or $0.38 per fully diluted share, in fiscal 2003, compared to net income of $0.3 million, or $0.08 per fully diluted share, in fiscal 2002

Fiscal 2002 Compared to Fiscal 2001

     Net Sales. Net sales in fiscal 2002 of $176.2 million declined 0.9% as compared to net sales of $177.9 million for the comparable period in the prior year. The slight decline in net sales was primarily due to lower business-to-business sales in the current year as compared to particularly strong sales in the prior year. Conversely, comparable-store sales (stores open for a full 13 months) increased 1.4% during fiscal 2002 as compared to fiscal 2001, as decreased sales in Guam were more than offset by sales increases in a majority of our other stores. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. Our Dededo store, however, suffered more significant damage, and did not reopen until October 3, 2003.

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

     Store Opening Expense. Store opening expenses were $14,000 in fiscal 2002, as compared to $68,000 in fiscal 2001. Store opening expenses in both years related to costs associated with the evaluation of potential new store locations.

     Net Interest Expense. Net interest expense decreased to $375,000 in fiscal 2002, as compared to $589,000 in fiscal 2001, due primarily to a reduction in interest rates.

     Other income (expense): Other expense of $236,000 in fiscal 2002 includes expense of $406,000 related to uninsured losses sustained from the Supertyphoon in Guam and gains of $170,000 on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries. Other expense of $155,000 in fiscal 2001, was primarily attributable to losses on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries. The income and (expense) on foreign currency in both fiscal years is primarily attributable to appreciation and (depreciation) in the Fijian dollar as compared to the U.S. dollar.

     Income Tax Provision. We recorded a tax provision in fiscal 2002 of $0.2 million or 40.0% of pre-tax income. The tax provision represents taxes associated with income generated in the U.S. and U.S. Territories. No taxes or tax benefits were provided on foreign pre-tax losses in fiscal 2002, as we cannot predict whether we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. As of December 29, 2002, we had foreign net operating loss carryforwards ("NOL's") of approximately $6.5 million, which, if not utilized, will begin expiring in the year 2006. NOL's in Curacao and St. Maarten of approximately $2.9 million are not subject to expiration time limits. Our ability to utilize the NOL carryforwards is dependent upon generating taxable income in the foreign jurisdictions. As a result, we have recorded a valuation allowance of $2.4 million attributable to the net operating loss carryforwards.

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

Liquidity and Capital Resources

     We currently finance our operations with proceeds from various credit facilities, and internally generated funds. Net cash provided by operations was $5.5 million, $0.3 million and $1.5 million, for fiscal years 2003, 2002 and 2001, respectively. The increase in net cash provided by operation in 2003 as compared to 2002 was primarily due to an increase in net income of $1.1 million, an increase in accrued expenses of $3.0 million, the receipt of insurance proceeds and payments received on accounts receivable of $1.5 million. The decrease in net cash provided by operations in 2002 as compared to 2001 was primarily due to the establishment of a receivable for assets lost as a result of Supertyphoon Pongsona in Guam and use of cash to reduce accrued expenses.

     Net cash used in investing activities was $2.0 million, $0.4 million and $0.6 million, for fiscal years 2003, 2002 and 2001, respectively. The cash used in investing activities in 2003 primarily relates to the reopening of our Dededo, Guam store. Cash was used in fiscal 2002 and fiscal 2001 for general store improvements. Currently, we have no plans to open new stores during 2004, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years.

     Net cash used by financing activities of $1.5 million in fiscal 2003 was used to reduce the balance on our line of credit. Net cash used by financing activities of $0.1 million in fiscal 2002 was due to reductions in the outstanding borrowings on our long-term debt, partially offset by additional borrowings on our line of credit. In fiscal 2001, the $0.8 million of net cash used by financing activities was due to the reduction of both our line of credit and our long-term debt.

     Foreign currency translation resulted in a gain of $34,000 in fiscal 2001 and losses of $0.2 million and $0.1 million in fiscal years 2003 and 2002, respectively. The foreign currency translation gains and losses are a result of the translation of our subsidiaries' operating results and balance sheets from local currencies to U. S. dollars.

     On April 9, 2003, we entered into a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At December 28, 2003, there were $1.0 million in borrowings outstanding on the line of credit, $0.2 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

     Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. Borrowings under the new line of credit bear interest at the financial institution's prime rate plus 1.5% (5.5% at December 28, 2003). A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. We believe that we are currently in compliance with all such covenants.

     On March 2, 2004, the Company and Wells Fargo Business Credit entered into the Second Amendment to Credit and Security Agreement. The amendment provides for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if we meet certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004.

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

Contractual Obligations

     As of December 28, 2003, our commitments to make future payments under long term contractual obligations were as follows (in thousands):

                                                         Payments Due by Period
                                          ---------------------------------------------------
                                                       Less than   1 to 3   4 to 5   After 5
          Contractual Obligations             Total     1 year     years    years     years
          -----------------------             -----     ------     -----    -----     -----
          Long-term debt                     $ 2,811    $  267     $  534   $  534   $ 1,476
          Operating Leases (1)                33,396     4,782      8,657    7,599    12,358
          Capital Lease (2)                      990       141        283      283       283
                                             -------    ------     ------   ------   -------

          Total                              $37,197    $5,190     $9,474   $8,416   $14,117
                                             =======    ======     ======   ======   =======

          (1) Adjusted to reflect (i) new rental payments negotiated in February 2004 for our lease at Dededo, Guam, and (ii) rental payments associated with the March 2004 exercise of our first five year option to extend our Sonora lease.

          (2) Represents rental payments associated with our January 2004 equipment lease for certain Guam assets.

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

Accounting Pronouncements

     During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" and, during 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities". The adoption of SFAS Nos. 143 and 146 during fiscal 2003 did not have a material impact on the our consolidated financial statements.

     In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", applicable to the Company for arrangements entered into beginning in fiscal 2003. We record vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the adoption of EITF No. 02-16 during fiscal 2003 did not have a material impact on our consolidated financial statements. Additionally, in November 2003, the FASB ratified the EITF's consensus on Issue 03-10 "Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" which amends

EITF 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor's sales incentives offered directly to consumers (i.e. manufacturer's coupons) should not be recorded as a reduction of the cost of the reseller's purchases from the vendor. The adoption of EITF 03-10 during fiscal 2003 did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 interprets ARB No. 51, "Consolidated Financial Statements," as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. Additionally, in December 2003, the FASB issued FASB Interpretation 46 Revised, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN 46R), which provided, among other things, immediate deferral of the application of FIN 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. Our adoption of these interpretations did not have a material impact on our results of operations or financial position, as we do not have variable interest entities.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. We believe that our adoption of this new accounting standard will not have a material impact on our results of operations or financial position, as we do not have derivatives nor do we participate in hedging activities.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No 150 during fiscal 2003 did not have a material impact on our consolidated financial statements.

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

     We do not have any derivative financial instruments as of December 28, 2003.

Item 8.   Financial Statements and Supplementary Data

     The following consolidated financial statements and supplementary data are included beginning on page 27 of this Report:

                                                                                                        Page
                                                                                                        ----
     Report of Grant Thornton LLP, Certified Public Accountants....................................      27
     Report of Deloitte & Touche LLP, Independent Auditors.........................................      28
     Consolidated Financial Statements:
          Consolidated Statements of Operations....................................................      29
          Consolidated Balance Sheets..............................................................      30
          Consolidated Statements of Shareholders' Equity..........................................      31
          Consolidated Statements of Cash Flows....................................................      32
          Notes to Consolidated Financial Statements...............................................      33

           REPORT OF GRANT THORNTON LLP, CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Cost-U-Less, Inc.

We have audited the accompanying consolidated balance sheet of Cost-U-Less, Inc. as of December 28, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cost-U-Less, Inc. as of December 28, 2003, and the results of their operations and theircash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
February 20, 2004

              REPORT OF DELOITTE & TOUCHE LLP, Independent Auditors

Board of Directors
Cost-U-Less, Inc.
Preston, Washington

We have audited the accompanying consolidated balance sheet of Cost-U-Less, Inc. and subsidiaries (collectively, the "Company") as of December 29, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 29, 2002 and December 30, 2001. Our audit also included the consolidated financial statement schedule listed in Item 15 for the years ended December 29, 2002 and December 30, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2002, and the results of their operations and their cash flows for the years ended December 29, 2002, and December 30, 2001, respectively, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the corresponding periods, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Seattle, Washington
March 13, 2003 (April 10, 2003 as to Note 4)

                                COST-U-LESS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                                          Fiscal Year Ended
                                                            ----------------------------------------------
                                                            December 28,      December 29,    December 30,
                                                                2003              2002            2001
                                                            ------------      ------------    ------------
Net sales................................................    $  177,066       $  176,190       $  177,856
Merchandise costs........................................       145,563          146,975          148,924
                                                            ------------      ------------    ------------
Gross profit.............................................        31,503           29,215           28,932
Operating expenses:
     Store...............................................        22,304           22,181           21,288
     General and administrative..........................         6,853            5,934            5,786
     Store openings......................................           287               14               68
                                                            ------------      ------------    ------------
Total operating expenses.................................        29,444           28,129           27,142
                                                            ------------      ------------    ------------
Operating income.........................................         2,059            1,086            1,790
Other income (expenses):
     Interest expense, net...............................          (458)            (375)            (589)
     Other...............................................           710             (236)            (155)
                                                            ------------      ------------    ------------
Income before income taxes...............................         2,311              475            1,046
Income tax provision.....................................           930              190              490
                                                            ------------      ------------    ------------
Net income ..............................................    $    1,381       $      285       $      556
                                                            ============      ============    ============
Earnings per common share:
     Basic...............................................    $     0.38       $     0.08       $     0.15
                                                            ============      ============    ============
     Diluted.............................................    $     0.38       $     0.08       $     0.15
                                                            ============      ============    ============
Weighted average common shares outstanding, basic........     3,613,988        3,606,376        3,606,376
                                                            ============      ============    ============
Weighted average common shares outstanding, diluted......     3,670,908        3,614,514        3,607,238
                                                            ============      ============    ============


         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             December 28,     December 29,
                                                                                 2003             2002
                                                                            -------------     ------------
                                  ASSETS
Current assets:
     Cash and cash equivalents..........................................         $ 4,093          $ 2,383
     Insurance receivable...............................................           1,135            1,460
     Accounts receivable (net of allowance of $208 and $224 in 2003 and
            2002, respectively).........................................             838            1,713
     Income tax receivable..............................................             528              804
     Inventories........................................................          19,540           18,626
     Prepaid expenses...................................................             400              292
     Deferred taxes, net................................................             745              619
                                                                            -------------     ------------
          Total current assets..........................................          27,279           25,897
Buildings and equipment, net............................................          12,862           13,510
Deposits and other assets...............................................             799              783
                                                                            -------------     ------------
          Total assets..................................................        $ 40,940         $ 40,190
                                                                            =============     ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit.....................................................           $ 960          $ 2,367
     Accounts payable...................................................          15,240           15,449
     Accrued expenses...................................................           4,245            3,107
     Current portion of long-term debt..................................             267              267
                                                                            -------------     ------------
          Total current liabilities.....................................          20,712           21,190
Deferred rent...........................................................             498              529
Deferred taxes, net.....................................................             186               65
Long-term debt, less current portion....................................           2,544            2,811
                                                                            -------------     ------------
          Total liabilities.............................................          23,940           24,595

Commitments and Contingencies
                                                                                  --                --

Shareholders' equity:
Preferred stock--$0.001 par value; Authorized shares--2,000,000; Issued and outstanding shares--none.......................................
                                                                                  --                --
Common stock--$0.001 par value; Authorized shares--25,000,000; Issued
    and outstanding shares, 3,688,376 and 3,606,376 in 2003 and                   12,597           12,446
            2002, respectively..........................................
Retained earnings.......................................................           5,223            3,842
Accumulated other comprehensive loss....................................            (820)            (693)
                                                                            -------------     ------------
          Total shareholders' equity....................................          17,000           15,595
                                                                            -------------     ------------
          Total liabilities and shareholders' equity....................        $ 40,940         $ 40,190
                                                                            =============     ============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                    Accumulated
                                                           Common        Common                        Other
                                                           Stock--       Stock--      Retained     Comprehensive
                                                           Shares        Amount       Earnings         Loss           Total
                                                         ---------      --------      --------     -------------    --------
Balance at December 31, 2000 ........................... 3,606,376      $ 12,446       $3,001           $(653)      $14,794
     Net income.........................................        --            --          556               --          556
     Foreign currency translation adjustments...........        --            --           --              (9)           (9)
                                                                                                                    -------
     Comprehensive income...............................                                                                547
                                                                                                                    -------
                                                         ---------      --------      --------     -------------    -------
Balance at December 30, 2001............................ 3,606,376        12,446        3,557            (662)       15,341
     Net income.........................................        --            --          285               --          285
     Foreign currency translation adjustments...........        --            --           --             (31)          (31)
                                                                                                                    -------
     Comprehensive income...............................                                                                254
                                                                                                                    -------
                                                         ---------      --------      --------     -------------    -------
Balance at December 29, 2002............................ 3,606,376        12,446        3,842            (693)       15,595
     Net income.........................................        --            --        1,381               --        1,381
     Foreign currency translation adjustments ..........        --            --           --            (127)         (127)
                                                                                                                    -------
     Comprehensive income ..............................                                                              1,254
                                                                                                                    -------
     Exercise of common stock options...................    82,000           151                                        151
                                                         ---------      --------      --------     -------------    -------
Balance at December 28, 2003............................ 3,688,376      $ 12,597       $5,223           $(820)      $17,000
                                                         =========      ========      ========     =============    =======

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                December 28,        December 29,      December 30,
                                                                                    2003                2002              2001
                                                                                ------------        ------------      ------------
OPERATING ACTIVITIES:
     Net income ..........................................................        $ 1,381               $   285          $   556
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization...................................          1,816                 1,831            1,886
          (Gain) loss on property damaged by Supertyphoon Ponsonga........           (411)                  350               --
          Writedown of buildings and equipment............................            436                    33               --
          Deferred tax (benefit) provision................................             (5)                  326               45
          Allowance for doubtful accounts.................................            (16)                  104             (134)
          Cash provided (used) by changes in operating assets and
            liabilities:
               Insurance receivable.......................................            728                   (42)              --
               Accounts receivables.......................................            891                   (68)             393
               Income tax receivable......................................            276                  (436)            (205)
               Inventories................................................           (914)                 (353)          (1,327)
               Prepaid expenses...........................................           (108)                   32             (109)
               Deposits and other assets..................................            (16)                   18              212
               Accounts payable...........................................           (209)                 (436)             381
               Accrued expenses...........................................          1,652                (1,057)             709
               Accrued store closure reserve .............................            (15)                 (262)            (974)
               Deferred rent..............................................            (31)                   14               20
                                                                                  -------                ------           ------
                    Net cash provided by operating activities.............          5,455                   339            1,453

INVESTING ACTIVITY:
     Cash used to purchase buildings and equipment........................         (1,987)                 (435)            (558)

FINANCING ACTIVITIES:
     Proceeds from exercise of common stock options.......................            151                    --                --
     Proceeds (payments) from (on) line of credit, net....................         (1,407)                  194             (527)
     Payments on long-term debt...........................................           (267)                 (266)            (267)
                                                                                  -------                ------           ------
                    Net cash used by financing activities.................         (1,523)                  (72)            (794)
     Foreign currency translation adjustments.............................           (235)                 (109)              34
                                                                                  -------                ------           ------
Net increase (decrease) in cash and cash equivalents......................          1,710                  (277)             135
Cash and cash equivalents:
     Beginning of period..................................................          2,383                 2,660            2,525
                                                                                  -------                ------           ------
     End of period........................................................        $ 4,093               $ 2,383          $ 2,660
                                                                                  ========              ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Noncash activities:
        Writeoff of Inventory lost in Supertyphoon and accrual of
                   related costs..........................................        $    --               $ 1,165          $    --
        Writeoff of Fixed Assets lost in Supertyphoon.....................             --                   603               --
        Establishment of Insurance Receivable for Supertyphoon losses.....             --                 1,418               --


     Cash paid during the period for:
        Interest..........................................................        $   458               $   382          $   624
        Income taxes......................................................            597                   200              696

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                COST-U-LESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     Cost-U-Less, Inc. (the "Company") operates mid-sized warehouse club-style stores in the United States Territories ("U.S. Territories"), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At December 28, 2003, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company's two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.


Fiscal Year

     The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. The years ended December 28, 2003, December 29, 2002 and December 30, 2001 were 52-week fiscal years.


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

                                COST-U-LESS, INC.

Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity three months or less to be cash equivalents.


Financial Instruments

     The carrying value of financial instruments, including cash, cash equivalents, receivables, payables, and long-term debt, approximates market value at December 28, 2003 and December 29, 2002. The carrying value of cash, cash equivalents, receivables and payables approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair value based on the variable interest rates charged on the debt.


Inventories

     Inventory consists of retail merchandise inventory and is carried at the lower of average cost or market.


Accounts Receivables, net

     Accounts receivables consist primarily of receivables from local businesses and government agencies, vendor rebates and promotional allowances and other miscellaneous amounts due to the Company. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.


Buildings and Equipment

     Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings are generally depreciated over thirty-five years; equipment and fixtures are depreciated over three to ten years; and leasehold improvements are amortized over the lesser of the initial term of the lease or the assets' estimated useful life. Equipment acquired under capitalized leases is depreciated over the shorter of the asset's estimated useful life or the life of the related lease.

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

   Accounts Payable

     The Company's major bank accounts are replenished as checks are presented. Accordingly, included in accounts payable at December 28, 2003 and December 29, 2002 are $4.4 million and $2.9 million, respectively, representing the excess of outstanding checks over cash on deposit in the accounts on which the checks were drawn.

Revenue Recognition

     The Company recognizes revenue from product sales when the customer purchases the products, generally at the point of sale.

                                COST-U-LESS, INC.

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


Advertising Costs

     The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 2003, 2002 and 2001 were not material to the Company's operating results.


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

                                COST-U-LESS, INC.

     Had stock option compensation expense for the Company's stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company's net income and earnings per share amounts would have been as follows:

                                                                          2003            2002             2001
                                                                          ----            ----             ----
                                                                               (Net income in thousands)

     Net income as reported..........................................    $ 1,381          $ 285            $ 556
     Less:  Total stock-based employee compensation expense
               determined under fair value method for all awards,
               net of tax............................................        132            172              168
                                                                         -------          -----            -----
     Net income pro forma............................................    $ 1,249          $ 113            $ 388
                                                                         =======          =====            =====

     Earnings per common share, basic as reported....................      $0.38          $0.08            $0.15
     Earnings per common share, basic pro forma......................      $0.35          $0.03            $0.11
     Earnings per common share, diluted as reported..................      $0.38          $0.08            $0.15
     Earnings per common share, diluted pro forma....................      $0.34          $0.03            $0.11

     The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

                                                                          2003            2002             2001
                                                                          ----            ----             ----

     Risk-free interest rate.........................................      3.90%          3.37%             5.17%
     Expected life...................................................    5 years        5 years           5 years
     Expected dividend yield.........................................         0%             0%                0%
     Volatility......................................................        74%            75%               71%

     The weighted average fair values of options granted in 2003, 2002, and 2001 were $0.78, $0.42 and $0.54, respectively.


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

                                COST-U-LESS, INC.

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

      In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", applicable to the Company for arrangements entered into beginning in fiscal 2003. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the adoption of EITF No. 02-16 during fiscal 2003 did not have a material impact on the Company's consolidated financial statements. Additionally, in November 2003, the FASB ratified the EITF's consensus on Issue 03-10 "Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" which amends EITF 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor's sales incentives offered directly to consumers (i.e. manufacturer's coupons) should not be recorded as a reduction of the cost of the reseller's purchases from the vendor. The adoption of EITF 03-10 during fiscal 2003 did not have a material impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 interprets ARB No. 51, "Consolidated Financial Statements," as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. Additionally, in December 2003, the FASB issued FASB Interpretation 46 Revised, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN 46R), which provided, among other things, immediate deferral of the application of FIN 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The adoption of these interpretations did not have a material impact on the Company's results of operations or financial position, as the Company does not have variable interest entities.

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

                                COST-U-LESS, INC.

2.   Insurance Receivable

     On December 8, 2002, the Company's two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company's Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company's Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

     The Company lost inventory, leasehold improvements and equipment as a result of the supertyphoon. At December 29, 2002, the Company recorded a $1.5 million receivable for losses that it expected to be recovered from insurance. The receivable represented $0.9 million for inventory losses and $0.6 million for fixed asset losses. Additionally, the Company recorded a loss of $0.4 million in Other Income/(Expense) during fiscal 2002, which represented the amount of inventory losses and other expenses that were not expected to be recovered from insurance.

     During the fourth quarter of fiscal 2003, the Company recorded a gain of $0.4 million in Other Income/(Expense), which represent a pre-tax gain on the receipt of insurance reimbursements for damage to its inventory and equipment. Subsequent to the fiscal year end, the Company has received the remaining $1.1 million of insurance receivables recorded on the balance sheet as of December 28, 2003.

3.   Buildings and Equipment

     Buildings and equipment consist of the following (in thousands) at:

                                                                           December 28,        December 29,
                                                                               2003                2002
                                                                          --------------      --------------

     Buildings..........................................................      $ 7,113            $ 7,113
     Equipment..........................................................       15,438             14,626
     Leasehold improvements.............................................        1,268              1,197
                                                                              -------            -------
          Buildings, equipment and leasehold improvements...............       23,819             22,936
     Less accumulated depreciation and amortization.....................       10,999              9,458
                                                                              -------            -------
          Net book value of depreciable assets..........................       12,820             13,478
     Computer system and software development in progress...............           42                 32
                                                                              -------            -------
     Total Buildings and Equipment......................................      $12,862            $13,510
                                                                              =======            =======

     In December, 2002, the Company wrote-off $0.6 million of equipment and leasehold improvements lost in the supertyphoon in Guam. The Company recovered this write-off from its insurance company in January 2004 and has since rebuilt its store in Guam.

     During fiscal 2003, the Company wrote-off $0.4 million of inactive equipment from previously closed stores.

     Included in Equipment at December 28, 2003, is $0.8 million of equipment residing in the Company's reconstructed store in Dededo, Guam. In January 2004, the Company sold and leased back this equipment under a seven year lease.

4.   Line of Credit

     On April 9, 2003, the Company entered into a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At December 28, 2003, there were $1.0 million in borrowings outstanding on the line of credit, $0.2 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

                                COST-U-LESS, INC.

     Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. Borrowings under the new line of credit bear interest at the financial institution's prime rate plus 1.5% (5.5% at December 28, 2003). A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. As of December 28, 2003, the Company was in compliance with all such covenants.

     Prior to April 9, 2003, the Company maintained a $6.75 million line of credit with a different commercial bank. This line of credit was satisfied and terminated on April 10, 2003.

     Subsequent to December 28, 2003, the Company and Wells Fargo Business Credit entered into the Second Amendment to Credit and Security Agreement. The amendment provides for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if the Company meets certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004.


5.   Long-Term Debt

     In conjunction with the construction of the St. Thomas store in 1998, the Company entered into a $2.0 million note payable to a bank which matures in June 2013. Interest on the note at December 28, 2003 is at the prime rate plus 1% (5.00%). As of December 28, 2003, there was a balance owed of $1.3 million, which is secured by a first leasehold priority mortgage on the St. Thomas building. The Company makes principal payments of approximately $11,000 per month, plus interest.

     In November 1999, the Company entered into a $2.0 million credit facility with a financial institution to fund the construction of the St. Maarten store. The note payable matures in June 2015. As of December 28, 2003, there was a balance owed of $1.5 million against this credit facility. Interest on the note at December 28, 2003 is at the prime rate plus 1% (5.00%). The credit facility is secured by a first leasehold security interest on the St. Maarten property. The Company makes principal payments of approximately $11,000 per month, plus interest.

     Maturities of long-term debt are as follows (in thousands):

        2004............................       $  267
        2005............................          267
        2006............................          267
        2007............................          267
        2008............................          267
        Thereafter......................        1,476
                                                -----
               Total....................       $2,811
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

                                COST-U-LESS, INC.

7.   Interest Expense, Net

     The components of interest, net are as follows (in thousands):

                                                                                 2003            2002           2001
                                                                               --------        --------       --------
     Interest Expense.........................................................  $  459          $  376         $   589
     Interest Income..........................................................      (1)             (1)              0
                                                                                ------          ------         -------
          Interest Expense, net...............................................  $  458          $  375         $   589
                                                                                ======          ======         =======

8.   Income Taxes

     Income before income taxes by jurisdiction is as follows (in thousands):

                                                                                 2003            2002           2001
                                                                               --------        --------       --------
     United States.......................................................       $1,049          $1,126         $ 2,052
     U.S. Territories....................................................        1,134            (560)          1,078
     Foreign.............................................................          128             (91)         (2,084)
                                                                                ------          ------         -------
          Income before income taxes.....................................       $2,311          $  475         $ 1,046
                                                                                ======          ======         =======

     The provision for income taxes is as follows (in thousands):
                                                                                 2003            2002           2001
                                                                               --------        --------       --------
     Current Income Taxes:
          United States..................................................       $  470          $   71         $    58
          U.S. Territories...............................................          465            (207)            387
          Foreign........................................................            0               0               0
                                                                                ------          ------         -------
               Current Income Taxes......................................          935            (136)            445
                                                                                ------          ------         -------
     Deferred Income Taxes
          United States..................................................         (121)            298              51
          U.S. Territories...............................................          (45)             28              (6)
          Foreign .                                                                161               0               0
                                                                                ------          ------         -------
               Deferred income taxes.....................................           (5)            326              45
                                                                                ------          ------         -------
     Provision for Income Taxes..........................................       $  930          $  190         $   490
                                                                                ======          ======         =======

     A reconciliation of the Company's effective tax rate with the federal statutory rate of 34% for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, is as follows (dollars in thousands):

                                                   2003                    2002                  2001
                                                ----------              ----------            -----------
Tax at U.S. Statutory Rate.....................    $ 786       34.0%       $ 162        34.0%    $ 355      34.0%
Non-Deductible Permanent Differences...........        3        0.1%           3         0.6%        3       0.2%
Foreign Tax Losses not Benefited (Taken).......      165        7.1%         568       119.6%     (316)    (30.2)%
Foreign Tax Credit not Taken (Utilized)........      (68)      (2.9)%       (542)     (114.1)%     393      37.6%
Statutory Rate Difference as Compared to
        U.S. Statutory Rate....................       38        1.6%          19         4.0%       20       1.9%
Other..........................................        6        0.3%         (20)       (4.2)%      35       3.4%
                                                   -----                    -----                -----
     Effective Income Tax Rate.................    $ 930       40.2%       $ 190        40.0%    $ 490      46.9%
                                                   =====                    =====                =====

                                COST-U-LESS, INC.

   Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                     December 28,     December 29,
                                                                                         2003             2002
                                                                                    ---------------  ---------------
Deferred Tax Assets
     Inventory Adjustments..........................................................   $   205          $   193
     Vacation Accrual...............................................................       330              308
     Deferred Rent..................................................................       143              156
     Store Closure Reserve..........................................................       117              117
     Net Operating Loss Carryforward--Foreign.......................................     2,277            2,591
     Foreign tax credits............................................................       131              199
     Other..........................................................................       (20)              15
                                                                                       -------          -------
     Total Deferred Tax Assets......................................................     3,183            3,579
          Valuation Allowance.......................................................    (2,184)          (2,402)
                                                                                       --------         -------
                                                                                           999            1,177
Deferred Tax Liabilities
     Cash Discounts.................................................................       (18)             (14)
     Fixed Asset Basis Difference...................................................      (422)            (609)
                                                                                       -------          -------
     Total Deferred Tax Liabilities.................................................      (440)            (623)
                                                                                       -------          -------
Net Deferred Tax Assets.............................................................   $   559          $   554
                                                                                       =======          =======

     Net deferred tax assets are classified on the balance sheet as follows (in thousands):

                                                                                     December 28,     December 29,
                                                                                         2003             2002
                                                                                    ---------------  ---------------
     Current Assets.................................................................     $ 745            $ 619
     Long-Term Liabilities, net.....................................................      (186)             (65)
                                                                                         -----            -----
     Net Deferred Tax Assets........................................................     $ 559            $ 554
                                                                                         =====            =====

     As of December 28, 2003, the Company has foreign net operating loss carryforwards ("NOL's") of approximately $6.4 million, which, if not utilized, will begin expiring in the year 2006. NOL's in Curacao and St. Maarten of approximately $2.9 million are not subject to expiration time limits. The Company's ability to utilize the NOL's carryforwards is dependent upon generating taxable income in the foreign jurisdictions. As a result, the Company has recorded a valuation allowance of $2.2 million attributable to the net operating loss carryforwards.

     The Company had tax credit carryforwards of $0.2 million as of December 29, 2002, expiring between 2005 and 2006. During 2003, the Company was able to utilize a portion of the tax credit carryforward. The Company expects to be able to fully utilize the remaining tax credit carryforward of $0.1 million and therefore no valuation allowance is provided.

9.   Shareholders' Equity

Stock Options

     The Company maintains an Amended and Restated 1989 Stock Option Plan (the "1989 Plan"), which provides for the granting of incentive and nonqualified stock options to employees, directors, and consultants of the Company. An aggregate of 398,496 shares of common stock has been authorized for issuance under the 1989 Plan. Options issued under the 1989 Plan vest ratably over five years and expire ten years from the date of grant and were generally granted at prices equal to the fair value on the date of grant. There were 285,885 options available for future grant under the 1989 Plan at December 29, 2002. No additional options will be granted under the 1989 Plan. All options issued under this plan were expired as of December 29, 2002.

                                COST-U-LESS, INC.

     In 1998, the Company adopted, and shareholders approved, issuance of the 1998 Stock Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan, as amended, provides for the granting of various stock awards, including stock options and issuance of restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the 1998 Plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are usually granted at prices equal to the fair value on the date of grant. There were 78,757 options available for future grant under the 1998 Plan at December 28, 2003. However, on December 31, 2003 the Company's Board of Directors granted each of the eight members of senior management of the Company 8,000 options to purchase the Company's common stock.

         A summary of the status of stock option plans as of December 28, 2003, December 29, 2002, and December 30, 2001, and changes during the years then ended are presented below:

                                            2003                       2002                       2001
                                  -------------------------  -------------------------   -------------------------
                                                  Weighted                   Weighted                    Weighted
                                                  Average                     Average                    Average
                                                  Exercise                   Exercise                    Exercise
                                    Options        Price       Options           Price     Options        Price
                                    -------       --------     -------       ---------     -------       --------
Outstanding, beginning of year...    921,352       $2.86        690,093        $3.75        528,319       $4.51
     Granted at fair value.......     93,192        2.58        294,367          1.26       194,000        1.71
     Forfeited...................    (93,301)       3.60        (63,108)         5.11       (32,226)       3.80
     Exercised...................    (82,000)       1.08              0             0             0           0
                                     -------                    -------                     -------
Outstanding, end of year.........    839,243        2.92        921,352          2.86       690,093        3.75
                                     =======                    =======                     =======

     The following summarizes information related to options outstanding and exercisable at December 28, 2003:

                                          Outstanding                              Exercisable
                           --------------------------------------------     ---------------------------
                                            Weighted        Weighted                          Weighted
       Range of                             Average          Average                          Average
       Exercise                             Exercise       Contractual                        Exercise
        Prices               Options         Price           Life               Options        Price
        -----------        ---------       ---------      -------------         -------       --------
     $1.02 - 1.44            241,667        $ 1.31           8.30 years         239,667        $1.31
      1.50 - 2.63            375,367          1.92           8.11 years         357,207         1.91
      3.00 - 6.00             68,613          4.99           5.81 years          60,038         5.00
             7.00            153,596          7.00           4.79 years         152,096         7.00
                             -------                                            -------
                             839,243          2.92                              809,008         2.92
                             =======                                            =======


Preferred Share Purchase Rights

     On February 23, 1999, the Company's Board of Directors declared a dividend distribution of preferred share purchase rights (the "Rights") pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company's common stock and have no impact upon the way in which shareholders can trade the Company's common stock. However, ten days after a person or group acquires 15% or more of the Company's common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the Company's common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company's shares at that time. As of December 28, 2003, no rights have become exercisable.

                                COST-U-LESS, INC.

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

       The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands):

                                                                      -------------------------------------------------------
                                                                                        Fiscal Year Ended
                                                                      -------------------------------------------------------
                                                                          December 28,      December 29,     December 30,
                                                                             2003              2002             2001
                                                                           ---------         ---------        ---------
     Numerator:
          Net income...............................................        $   1,381         $     285        $     556
                                                                           =========         =========        =========
     Denominator:
          Denominator for basic earnings per share--weighted
             average shares........................................        3,613,988         3,606,376        3,606,376
     Effect of potentially dilutive shares:
          Stock options and warrants...............................           56,920             8,138              862
                                                                           ---------         ---------        ---------
          Denominator for diluted earnings per share--adjusted
             weighted average shares and assumed conversion of
             stock options and warrants............................        3,670,908         3,614,514        3,607,238
                                                                           =========         =========        =========
     Basic earnings per common share...............................          $  0.38           $  0.08          $  0.15
     Diluted earnings per common share.............................          $  0.38           $  0.08          $  0.15


11.   Geographic Information

         Geographic information pertaining to the Company's one reporting segment is as follows:

                                                                                                       Long-lived
                                                                                          Sales          Assets
                                                                                         --------      ----------
                                                                                              (in thousands)
      2003
           United States............................................................      $42,519         $1,745
           U.S. Territories and foreign countries (1)...............................      134,547         11,916
                                                                                         --------        -------
                                                                                         $177,066        $13,661
                                                                                         ========        =======
      2002
           United States............................................................      $44,628         $2,976
           U.S. Territories and foreign countries (1)...............................      131,562         11,317
                                                                                         --------        -------
                                                                                         $176,190        $14,293
                                                                                         ========        =======
      2001
           United States............................................................      $46,470         $3,711
           U.S. Territories and foreign countries...................................      131,386         12,654
                                                                                         --------        -------
                                                                                         $177,856        $16,365
                                                                                         ========        =======

     (1) On December 8, 2002, our Dededo store on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in its immediate closure. The store was rebuilt and reopened on October 3, 2003. As of December 29, 2002, the Company had written-off $0.6 million of equipment and leasehold improvements lost in the Supertyphoon in Guam. The Company recovered this write-off from its insurance company in January 2004. Included in long-lived assets of U.S. Territories at December 28, 2003, is $0.8 million of equipment residing in the Company's reconstructed store in Dededo, Guam. In January 2004, the Company sold and leased back this equipment under a seven year lease.

                                COST-U-LESS, INC.

12.  Lease Commitments

     The Company has entered into operating leases for its retail and administrative office locations. The leases range from 3 to 15 years and include renewal options. The Company is required to pay a base rent, plus insurance, taxes, and maintenance.

      A summary of the Company's future minimum lease obligations at December 28, 2003 under noncancellable operating leases with initial or remaining terms of one year or more is as follows (in thousands):

     2004...........................................................     $ 4,782
     2005...........................................................       4,345
     2006...........................................................       4,312
     2007...........................................................       3,928
     2008...........................................................       3,671
     Thereafter.....................................................      12,358
                                                                         -------
                                                                         $33,396
                                                                         =======

     Rent expense under operating leases for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001, totaled $4.7 million, $5.0 million and $5.0 million, respectively.

     In January 2004, the Company sold and leased back $0.8 million of equipment residing in its reconstructed store in Dededo, Guam. The new lease is for seven years with annual rental payments of approximately $0.1 million.


13.   Employee Benefit Plans

     The Company maintains a 40l(k) profit-sharing plan covering all eligible employees over the age of 18 with at least six months of service. Participating employees may elect to defer and contribute up to 15% of their compensation to the plan, subject to annual limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 25%. The Company's matching contributions to the plan approximated $0.1 million in each of fiscal years 2003, 2002 and 2001.

     The Company has a Manager Bonus Program, which provides for annual bonuses for managers based on store and company profitability targets. In 2001, we also implemented a sales incentive bonus program for all store employees based on sales targets. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under these programs totaled $0.5 million, $0.2 million and $0.2 million for fiscal 2003, 2002 and 2001, respectively.

     During 2001, the Company implemented a sales incentive bonus program for all store employees based on sales targets. These bonuses are paid monthly and were approximately $0.1 million, $0.1 million and $17,000 in fiscal 2003, 2002 and 2001, respectively.

                                COST-U-LESS, INC.

14.   Quarterly Financial Data (Unaudited)

     The following is a summary of the Company's unaudited quarterly results of operations:

                                                                                               Earnings (Loss)
                                                                                                 Per Common
                                          Store                                    Net              Share
                                          Weeks                       Gross       Income            -----
                                        in Period    Net Sales        Profit      (Loss)       Basic     Diluted
                                        ---------  -------------   ------------ ----------   ---------  ---------
                                                  (in thousands, except store weeks and per-share data)
Fiscal 2003 (1)
First quarter .........................    130         $42,334        $7,368       $  226    $  0.06     $ 0.06
Second quarter  .......................    130          42,010         7,404          306       0.08       0.08
Third quarter .........................    130          42,258         7,760          281       0.08       0.08
Fourth quarter (2).....................    142          50,464         8,971          568       0.16       0.15

Fiscal 2002 (1)
First quarter .........................    143         $44,998        $7,199       $  72     $  0.02     $ 0.02
Second quarter  .......................    143          42,665         6,780        (190)      (0.05)     (0.05)
Third quarter .........................    143          43,215         7,428          207       0.06       0.06
Fourth quarter (2).....................    140          45,312         7,808          196       0.05       0.05

--------------
(1)  The Company's fiscal quarters are 13 weeks.
(2) On December 8, 2002, one of the Company's stores in Guam closed due to damage caused by Supertyphoon Pongsona. The store was rebuilt and it reopened for business on October 3, 2003.

Item 9A.  Controls and Procedures

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

                                    PART III

Item 10.     Executive Officers and Directors of the Registrant

     Information called for by Part III, Item 10, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 12, 2004, and is incorporated herein by reference.


Item 11.     Executive Compensation

     Information called for by Part III, Item 11, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 12, 2004 and is incorporated herein by reference.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

     Information called for by Part III, Item 12, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 12, 2004, and is incorporated herein by reference.


Item 13.      Certain Relationships and Related Transactions

     Information called for by Part III, Item 13, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 12, 2004, and is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services

     Information called for by Part III, Item 14, is included in our proxy statement relating to our annual meeting of shareholders to be held on May 12, 2004, and is incorporated herein by reference.

                                     PART IV


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

          (3) Exhibits

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Incorporated by Reference
Exhibit                                                                    Filed       ---------------------------------------------
  No.                            Description                             Herewith       Form   Exhibit No.  File No.   Filing Date
------------------------------------------------------------------------------------------------------------------------------------
   3.1    Restated Articles of Incorporation of Cost-U-Less, Inc.                       S-1/A      3.1     333-52459   06/05/1998
------------------------------------------------------------------------------------------------------------------------------------
   3.2    Amended and Restated Bylaws of Cost-U-Less, Inc.                              10-Q       3.1     000-24543   08/11/2003
------------------------------------------------------------------------------------------------------------------------------------
   4.1    Rights Agreement between Cost-U-Less, Inc. and                                 8-A       2.1     000-24543   03/15/1999
          ChaseMellon Shareholder Services, L.L.C. as rights agent,
          dated March 15, 1999
------------------------------------------------------------------------------------------------------------------------------------
   4.2    Form of Common Stock Certificate of Cost-U-Less, Inc.                         S-1/A      4.1     333-52459   07/10/1998
------------------------------------------------------------------------------------------------------------------------------------
   10.1   Amended and Restated 1998 Stock Incentive Compensation Plan*                  10-K      10.1     000-24543   04/01/2002
------------------------------------------------------------------------------------------------------------------------------------
   10.2   Form of Stock Option Agreement                                                10-K      10.2     000-24543   04/01/2002
------------------------------------------------------------------------------------------------------------------------------------
   10.3   Amended and Restated 1989 Stock Option Plan*                                   S-1      10.2     333-52459   05/12/1998
------------------------------------------------------------------------------------------------------------------------------------
   10.4   Form of Director Stock Option Agreement (Vesting)*                             S-1      10.3     333-52459   05/12/1998
------------------------------------------------------------------------------------------------------------------------------------
   10.5   Form of Director Stock Option Agreement (Nonvesting)*                          S-1      10.4     333-52459   05/12/1998
------------------------------------------------------------------------------------------------------------------------------------
   10.6   Form of Indemnification Agreement*                                            10-Q      10.1     000-24543   08/11/2003
------------------------------------------------------------------------------------------------------------------------------------
   10.7   Credit and Security Agreement, dated April 9, 2003, by                         8-K      10.1     000-24543   04/11/2003
          and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV,
          Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.
------------------------------------------------------------------------------------------------------------------------------------
   10.8   First Amendment dated as of October 17, 2003 to the
          Credit and Security Agreement dated April 9, 2003, by and
          between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc.,          X
          CULUSVI, Inc., and Wells Fargo Business Credit, Inc.
------------------------------------------------------------------------------------------------------------------------------------
   10.9   Second Amendment dated as of March 2, 2004 to the Credit
          and Security Agreement dated April 9, 2003, by and
          between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc.,          X
          CULUSVI, Inc., and Wells Fargo Business Credit, Inc.
------------------------------------------------------------------------------------------------------------------------------------


  10.10   Construction/Permanent Loan Agreement by and among                             S-1      10.8     333-52459   05/12/1998
          CULUSVI, Inc., Cost-U-Less, Inc. and Banco Popular de
          Puerto Rico, dated November 6, 1997
------------------------------------------------------------------------------------------------------------------------------------
  10.11   Employment Agreement between Cost-U-Less, Inc. and J.                         10-Q      10.3     000-24543   11/13/2002
          Jeffrey Meder, dated October 22, 2002*
------------------------------------------------------------------------------------------------------------------------------------
  10.12   Lease Agreement between Westmall Limited and CUL (Fiji)                       S-1/A     10.10    333-52459   06/05/1998
          Limited, effective March 1, 1998
------------------------------------------------------------------------------------------------------------------------------------
  10.13   Lease Agreement between Fiji Public Service Association          X
          and CUL (Fiji) Limited, dated June 4, 1998
------------------------------------------------------------------------------------------------------------------------------------
  10.14   Lease Agreement between Baroud Real Estate Development                         S-1      10.12    333-52459   05/12/1998
          N.V. and C.U.L. (Curacao) N.V., dated April 3, 1998
------------------------------------------------------------------------------------------------------------------------------------
  10.15   Ground Lease between Market Square East, Inc. and                              S-1      10.13    333-52459   05/12/1998
          CULUSVI, Inc., dated October 20, 1997
------------------------------------------------------------------------------------------------------------------------------------
  10.16   Sublease Agreement between Taumuning Capital Investment,                       S-1      10.15    333-52459   05/12/1998
          Inc. and Cost-U-Less, Inc., dated July 15, 1994
------------------------------------------------------------------------------------------------------------------------------------
  10.17   Lease Agreement between Ottoville Development Company and                      S-1      10.16    333-52459   05/12/1998
          Cost-U-Less, Inc., dated March 9, 1994
------------------------------------------------------------------------------------------------------------------------------------
  10.18   Lease Agreement between Inmostrat Corporation and                              S-1      10.17    333-52459   05/12/1998
          Cost-U-Less, Inc., dated August 1993
------------------------------------------------------------------------------------------------------------------------------------
  10.19   Lease Agreement between Hassan Rahman and Cost-U-Less,                         S-1      10.18    333-52459   05/12/1998
          Inc., dated July 30, 1993
------------------------------------------------------------------------------------------------------------------------------------
  10.20   Industrial Real Estate Lease between Hilo Partners and                         S-1      10.19    333-52459   05/12/1998
          Cost-U-Less, Inc., dated September 1, 1991
------------------------------------------------------------------------------------------------------------------------------------
  10.21   Indenture of Lease between H.C.L. Investments, Inc. and                       10-K     10.21     000-24543   04/01/2002
          Cost-U-Less, Inc., dated August 21, 1992
------------------------------------------------------------------------------------------------------------------------------------
  10.22   Amendment to Lease between H.C.L. Investments, Inc. and                       10-K     10.22     000-24543   04/01/2002
          Cost-U-Less, Inc., dated April 27, 2000
------------------------------------------------------------------------------------------------------------------------------------
  10.23   Lease Agreement between Caribe Lumber & Trading N.V. (St.                     10-K      10.26    000-24543   03/26/1999
          Maarten) and CUL Sint Maarten N.V., dated February 19,
          1999
------------------------------------------------------------------------------------------------------------------------------------
  10.24   Sublease Agreement between New Breed Distribution Corp of                    10-K/A     10.27    000-24543   04/05/2000
          California, Inc. and Cost-U-Less, Inc., dated November 1,
          1999
------------------------------------------------------------------------------------------------------------------------------------
  10.25   Lease Agreement between AMB Property, L.P. and                               10-K/A     10.28    000-24543   04/05/2000
          Cost-U-Less, Inc., dated November 12, 1999
------------------------------------------------------------------------------------------------------------------------------------
  10.26   First Amendment to Lease Agreement between AMB Property,                      10-K     10.28     000-24543   04/01/2002
          L.P. and Cost-U-Less, Inc., dated November 21, 2001
------------------------------------------------------------------------------------------------------------------------------------
  10.27   Lease Agreement between BDC One Preston Properties                            10-K      10.26    000-24543   04/02/2001
          Limited Partnership and Cost-U-Less, Inc., dated April
          27, 2000
------------------------------------------------------------------------------------------------------------------------------------
  10.28   Lease Agreement between Tonko Reyes, Inc., a Guam                             10-K     10.30     000-24543   04/01/2002
          corporation and Cost-U-Less, Inc., dated October 22, 2001
------------------------------------------------------------------------------------------------------------------------------------
  10.29   Amendment to Lease Agreement between Tonko Reyes, Inc., a
          Guam corporation and Cost-U-Less, Inc., dated October 22,        X
          2001
------------------------------------------------------------------------------------------------------------------------------------
  10.30   Lease Agreement between Sun Life Assurance Company of
          Canada and Cost-U-Less, Inc., dated November 18, 2003            X
------------------------------------------------------------------------------------------------------------------------------------
  10.31   Executive Severance Plan*                                        X
------------------------------------------------------------------------------------------------------------------------------------
   16.1   Letter re: change in certifying accountant                                     8-K      16.1     000-24543   06/24/2003
------------------------------------------------------------------------------------------------------------------------------------
   21.1   Subsidiaries of Cost-U-Less, Inc.                                              10-K     21.1     000-24543   04/01/2002
------------------------------------------------------------------------------------------------------------------------------------
   23.1   Consent of Grant Thornton LLP                                    X
------------------------------------------------------------------------------------------------------------------------------------
   23.2   Consent of Deloitte & Touche LLP                                 X
------------------------------------------------------------------------------------------------------------------------------------
  24.10   Power of Attorney (See page 50)                                  X
------------------------------------------------------------------------------------------------------------------------------------


     31.1   Certification  of Chief  Executive  Officer  pursuant to       X
            Section 302 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------------------------
     31.2   Certification  of Chief  Financial  Officer  pursuant to       X
            Section 302 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------------------------
     32.1   Certification  of Chief  Executive  Officer  pursuant to       X
            Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------------------------
     32.2   Certification  of Chief  Financial  Officer  pursuant to        X
            Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------------------------

     *   Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K:

          o On October 14, 2003, we filed a current report on Form 8-K regarding our October 10, 2003, press release, which (i) updated our previous announcement regarding preliminary discussions with ASSI, Inc. regarding a potential acquisition by ASSI of all outstanding shares of our common stock, (ii) announced the reopening of our Dededo store in Guam on October 3, 2003, and
               (iii) announced an increase of 9.9% in same store sales (stores open a full 13 months) for the fiscal quarter ending September 28, 2003.

          o On November 6, 2003, we filed a current report on Form 8-K regarding our November 4, 2003, press release, which (i) announced earnings of $0.08 per share for the fiscal quarter ending September 28, 2003, and (ii) stated that our discussions with ASSI, Inc. regarding a potential cash investment by ASSI pursuant to the purchase of unregistered newly-issued shares of our common stock had been terminated.

          o On January 9, 2004, we filed a current report on Form 8-K regarding our January 8, 2004, press release, which announced an increase of 13.8% in same store sales (stores open a full 13 months) for the fiscal quarter ending December 28, 2003 and an increase of 8.2% in same store sales for the fiscal year ending December 28, 2003.

          o On February 27, 2004, we filed a current report on Form 8-K regarding our February 26, 2004, press release, which announced that we had generated net income of $568,000 for the fourth fiscal quarter of 2003, or $0.15 per fully diluted share outstanding, compared to net income of $196,000, or $0.05 per fully diluted share outstanding for the corresponding period last year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COST-U-LESS, INC.

Date: March 25, 2004                  By:       /s/ J. JEFFREY MEDER
                                         --------------------------------------
                                                  J. Jeffrey Meder
                                                    President and
                                               Chief Executive Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 25th day of March 2004.

            Signature                               Title
            ---------                               -----


      /s/ GEORGE C. TEXTOR         Chairman of the Board
-------------------------------
        George C. Textor

      /s/ J. JEFFREY MEDER         President, Chief Executive Officer and Director (Principal
-------------------------------    Executive Officer)
        J. Jeffrey Meder

      /s/ MARTIN P. MOORE          Vice President, Chief Financial Officer, Secretary and
-------------------------------    Treasurer (Principal Financial and Accounting Officer)
        Martin P. Moore

       /s/ DAVID A. ENGER          Director
-------------------------------
         David A. Enger

      /S/ GARY W. NETTLES          Director
-------------------------------
        Gary W. Nettles

                                                                     SCHEDULE II

                                COST-U-LESS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                Balance at                               Balance at
                                                                 Beginning                    (1)          End of
                          Description                            of Year      Additions    Deductions       Year
                          -----------                           ----------    ---------    ----------    ----------
Year Ended December 28, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts...............................    $224,000     $160,000      $176,000      $208,000

Year Ended December 29, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts...............................    $120,000     $135,000       $31,000      $224,000

Year Ended December 30, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts...............................    $254,000     $155,000      $289,000      $120,000
---------------

(1) Uncollectible accounts written off, net of recoveries.