Form 10-Q
period 2004-03-28
COST U LESS INC
filed 2004-05-12
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ___________

COMMISSION FILE NUMBER 0-24543

COST-U-LESS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1615590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 136th Place SE, Suite 110
Bellevue, Washington 98006
(Address of principal executive office)  (Zip Code)

(425) 945-0213
(Registrant's telephone number, including area code)

8160 304th Avenue SE, Building 3, Suite A
Preston, Washington 98050
(Former address of principal executive office)

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

The registrant had 3,736,556 common shares, par value $0.001, outstanding at May 7, 2004.

COST-U-LESS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Net sales	$50,078	$42,334
Merchandise costs	41,012	34,966

Gross profit	9,066	7,368
Operating expenses:
Store	6,295	5,297
General and administrative	1,745	1,597
Store openings	40	28

Total operating expenses	8,080	6,922

Operating income	986	446
Other income (expense):
Interest expense, net	(126)	(93)
Other	27	23

Income before income taxes	887	376
Income tax provision	350	150

Net income	$537	$226

Earnings per common share:
Basic	$0.14	$0.06

Diluted	$0.14	$0.06

Weighted average common shares outstanding, basic	3,701,722	3,606,376

Weighted average common shares outstanding, diluted	3,859,987	3,613,792

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	March 28, 2004	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,273	$4,093
Insurance receivable	—	1,135
Accounts receivable, net	1,099	1,366
Inventories, net	23,055	19,540
Other current assets	1,683	1,145

Total current assets	30,110	27,279
Property and equipment, net	12,752	12,862
Deposits and other assets	789	799

Total assets	$43,651	$40,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$66	$960
Accounts payable	17,662	15,240
Accrued expenses and other liabilities	3,999	4,245
Current portion of capital lease obligations	97	—
Current portion of long-term debt	267	267

Total current liabilities	22,091	20,712
Other long-term liabilities	694	684
Capital lease obligations, less current portion	684	—
Long-term debt, less current portion	2,477	2,544

Total liabilities	25,946	23,940
Commitments and contingencies
Shareholders’ equity	17,705	17,000

Total liabilities and shareholders’ equity	$43,651	$40,940

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 29, 2002	3,606,376	$12,446	$3,842	$(693)	$15,595
Net income	—	—	226	—	226
Foreign currency translation adjustments	—	—	—	(54)	(54)

Comprehensive income					172

Balance at March 30, 2003	3,606,376	$12,446	$4,068	$(747)	$15,767

Balance at December 28, 2003	3,688,376	$12,597	$5,223	$(820)	$17,000
Net income	—	—	537	—	537
Foreign currency translation adjustments	—	—	—	10	10

Comprehensive income					547

Compensation related to stock options	—	9	—	—	9
Exercise of common stock options	48,180	149	—	—	149

Balance at March 28, 2004	3,736,556	$12,755	$5,760	$(810)	$17,705

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	March 28, 2004	March 30, 2003
OPERATING ACTIVITIES:
Net income	$537	$226
Adjustments to reconcile net income to net cash provided by/(used by)
operating activities:
Depreciation and amortization	426	422
Gain on sale-leaseback of equipment	(38)	—
Stock option expense	9	—
Cash provided by/(used in) changes in operating assets and liabilities:
Insurance receivable	1,135	701
Accounts receivable	267	759
Inventories	(3,515)	(1,138)
Other current assets	(538)	(487)
Deposits and other assets	10	38
Accounts payable	2,422	(1,704)
Accrued expenses and other liabilities	(246)	(149)
Other long-term liabilities	10	(7)

Net cash provided by/(used by) operating activities	479	(1,339)
INVESTING ACTIVITY:
Cash used to purchase property and equipment	(276)	(142)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	149	—
Proceeds from capital lease obligations	805	—
Proceeds (payments) from (on) line of credit, net	(894)	1,261
Principal payments on capital lease obligations	(24)	—
Principal payments on long-term debt	(67)	(67)

Net cash provided by/(used by) financing activities	(31)	1,194
Foreign currency translation adjustments	8	(76)

Net increase/(decrease) in cash and cash equivalents	180	(363)
Cash and cash equivalents:
Beginning of period	4,093	2,383

End of period	$4,273	$2,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$120	$89
Income taxes	$30	$100
Cash received during the period for:
Income taxes	$6	$58

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

   Nature of Business

     Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At March 28, 2004, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company’s two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company’s Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company’s Dededo store, however, suffered more significant damage and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 28, 2003 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks ended March 28, 2004, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2004.

   Fiscal Year

     The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2004, ending on December 26, 2004, and Fiscal 2003, which ended on December 28, 2003, are 52-week years.

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

   Foreign Currency Translations and Comprehensive Income

     The U.S. dollar is the functional currency for all locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales, costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders’ Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period the Company has substantially liquidated operations in that country.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

   Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to: allowance for doubtful accounts; depreciable lives of assets; reserves for inventory; and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

   Stock-Based Compensation

     The Company has elected to apply the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. The Company usually grants stock options at exercise prices equal to fair market value on the date of grant; as a result, no compensation cost has been recognized.

     Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Net income as reported (in thousands)	$537	$226
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax (in thousands)	69	18

Net income pro forma (in thousands)	$468	$208

Earnings per common share, basic as reported	$0.14	$0.06
Earnings per common share, basic pro forma	$0.13	$0.06
Earnings per common share, diluted as reported	$0.14	$0.06
Earnings per common share, diluted pro forma	$0.13	$0.06

Reclassifications

     Certain reclassifications of prior years’ balances have been made for consistent presentation with the current year.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

New Accounting Pronouncements

     In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company believes its adoption of this new accounting standard will not have a material impact on the Company’s results of operations or financial position, as the Company does not have derivatives nor does it participate in hedging activities.

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

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	13 Weeks Ended
	March 28, 2004	March 30, 2003
Numerator:
Net income (in thousands)	$537	$226

Denominator:
Denominator for basic earnings per share—weighted average shares	3,701,722	3,606,376
Effect of potentially dilutive shares:
Stock options and warrants	158,265	7,416

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options and warrants	3,859,987	3,613,792

Basic earnings per common share	$0.14	$0.06
Diluted earnings per common share	$0.14	$0.06

3. Insurance Receivable

     On December 8, 2002, the Company’s two stores on the island of Guam suffered damage from the Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company’s Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12th. The Company’s Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

     The Company lost inventory, leasehold improvements and equipment as a result of the supertyphoon. At December 28, 2003, the Company had a $1.1 million receivable balance remaining on its books for losses that it expected to be recovered from insurance. In January 2004, the Company received payment for the entire remaining $1.1 million of insurance receivable.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

4. Line of Credit

     On April 9, 2003, the Company entered into a line of credit with Wells Fargo Business Credit for a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At March 28, 2004, there were $0.1 million in borrowings outstanding on the line of credit, $0.1 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

     Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. On March 2, 2004, the Company and Wells Fargo Business Credit entered into the Second Amendment to Credit and Security Agreement. The amendment provided for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if we meet certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004. Borrowings under the amended line of credit bear interest at the financial institution’s prime rate plus 1.0% (5% at March 28, 2004). A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. The Company believes that it is currently in compliance with all such covenants.

     Prior to April 9, 2003, the Company maintained a $6.75 million line of credit with a different commercial bank. This line of credit was satisfied and terminated on April 10, 2003.

5. Commitments and Contingencies

   Legal Proceedings

     The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s business, financial condition or results of operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Factors that could affect our actual results include, but are not limited to: (i) competition; (ii) a decline in general economic conditions, (iii) risks associated with a small store base; (iv) fluctuations in foreign currency; (v) isolation of store operations from corporate management; (vi) challenges associated with island and international operations; (vii) dependence on, and uncertainties associated with, expansion outside the U.S.; (viii) transportation difficulties; (ix) weather and other risks associated with island operations; (x) implementation of growth strategy; (xi) dependence on key personnel and local managers; (xii) ability to maintain existing credit and obtain additional credit; (xiii) reliance on information and communication systems provided by third-party vendors; and (xiv) ability to utilize tax benefits. The September 11, 2001 terrorist attacks on the United States of America, hostilities in the Middle East, other acts of war or hostility, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the “Risk Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our annual report on Form 10-K for the year ended December 28, 2003, which was filed on March 26, 2004, with the Securities Exchange Commission.

     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 28, 2003.

     As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “Cost-U-Less” refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Overview

     We operate mid-sized warehouse club-style stores in the United States Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods. During the 13 weeks ended March 28, 2004, we operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

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

     Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. We are currently in the process of analyzing opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

     We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We believe the number of new island markets with the attributes for our existing growth strategy is limited as a result of, among other things, changing market conditions. We are currently evaluating alternative methods of implementing future expansion, including exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years.

Results of Operations

     During the fiscal first quarter ended March 28, 2004, we continued to experience improvements in comparable-store sales and gross margin, which resulted in higher net income and EPS. These improvements were due to several factors including better sourcing, pricing, merchandising and mix of goods in our stores.

     Our total sales increase in the fiscal first quarter ended March 28, 2004, was due in part to the successful reopening of our Dededo, Guam store in October 2003, which had sufferered substantial damage from Supertyphoon Ponsonga on December 8, 2002, forcing it to close. The store was rebuilt and reopened on October 3, 2003. As a result of the reopening of our Dededo, Guam store, we expect our fiscal 2004 sales to increase as compared to 2003.

     We reported net income of $537,000 for the fiscal first quarter ended March 28, 2004, compared to a net income of $226,000 for the same period in fiscal 2003. The improvement in net income was primarily due to comparable-store sales increases and improved gross margin.

Comparison of the 13 Weeks Ended March 28, 2004 to the 13 Weeks Ended March 30, 2003

     Net Sales: Net sales of $50.1 million for the first quarter of fiscal 2004, increased 18.3% as compared to net sales of $42.3 million for the first quarter of fiscal 2003. Approximately 50% of the increase in sales was due to the reopening of our Dededo store in Guam in October 2003 after it suffered significant damage from Supertyphoon Pongsona that swept through the island on December 8, 2002. The balance of the increase is due to comparable-store sales increases offset by a 40% decline in business-to-business sales as compared to fiscal 2003. Although lower than the sales in the same period in the prior year, our business-to-business sales were comparable to those experienced in our third and fourth quarters of fiscal 2003. We expect the level of business-to-business activity for the remainder of fiscal 2004 to be consistent with current levels.

     Comparable-store sales (stores open for a full 13 months) increased 15.3% for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Comparable-store sales are calculated on stores excluding the Guam market as our Dededo, Guam store was closed during the first quarter of fiscal 2003. Most of our stores experienced increased sales in the first quarter of 2004 as compared to 2003 due to improvements in our assortment of food and general merchandise, and improved economies from more tourism in some of our markets.

     Gross Profit: Gross profit of $9.1 million, or 18.1% of sales, for the first quarter of fiscal 2004, increased as compared to gross profit of $7.4 million, or 17.4% of sales, in the first quarter of fiscal 2003 due to a stronger mix of retail store sales, with typically higher margins, as compared to business-to-business sales, which generally provide a lower gross margin but are executed at minimal direct expense, and improved sourcing, pricing and merchandising in our stores.

     Store expenses: Store expenses of $6.3 million for the first quarter of fiscal 2004 increased $1.0 million compared to expenses of $5.3 million for the first quarter of fiscal 2003. Approximately 60% of the increase in store expenses was attributable to the increased expenses associated with operating two stores in Guam in the first quarter of fiscal 2004 as compared to one store in the first quarter of fiscal 2003. The remainder of the increase is primarily attributable to higher volume-related payroll, insurance and utility expenses. As a percentage of sales, store expenses remained flat at 12.6% of sales for the first quarter of fiscal 2004 compared to 12.5% for the same period in the prior year. Payroll costs declined and insurance costs increased as a percent of sales in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

     General and administrative expenses: General and administrative expenses for the first quarter of fiscal 2004 remained flat at $1.7 million as compared to $1.6 million for the first quarter of fiscal 2003. As a percent of sales, general and administrative expenses for the first quarter of fiscal 2004 decreased to 3.5% as compared to 3.8% for the first quarter of fiscal 2003. The slight increase in general and administrative expense dollars was primarily due to increased personnel related costs and insurance costs, partially offset by a decrease in consulting fees.

     Store opening expenses: Store opening expenses were $40,000 in the first quarter of fiscal 2004 compared to $28,000 in the first quarter of fiscal 2003. Store opening expenses in both periods related to costs associated with the evaluation of potential new store locations. We expect store opening expenses in fiscal 2004 to be slightly higher than those incurred in fiscal 2003 as we evaluate alternative methods of implementing future expansion, including exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years.

     Interest expense, net: Interest expense, net increased to $126,000 in the first quarter of fiscal 2004 as compared to $93,000 in the first quarter of fiscal 2003 primarily due to commitment fees associated with our new line of credit entered into in April 2003 and interest expense associated with our equipment lease entered into in January 2004.

     Other income: Other income in both the first quarter of fiscal 2004 and fiscal 2003 was primarily attributable to gains on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

     Income tax provision: The tax provisions for the first quarter of fiscal 2004 and fiscal 2003, represent taxes associated with income generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

     Net income: Net income was $537,000, or $0.14 per fully diluted share, for the first quarter of fiscal 2004 compared to a net income for the first quarter of fiscal 2003 of $226,000, or $0.06 per fully diluted share. Weighted average diluted common shares outstanding were 3,859,987 for first quarter of 2004 as compared to 3,613,792 in the same period in the prior year.

Liquidity and Capital Resources

     We currently finance our operations with proceeds from various credit facilities, and internally generated funds. Net cash provided by operations was $0.5 million for the first quarter of fiscal 2004 as compared to $1.3 million used by operations for the first quarter of fiscal 2003. The increase in cash provided by operations in the first quarter of fiscal 2004, as compared to the same period in the prior year, was primarily due to an increase in accounts payable and the receipt of insurance proceeds related to the inventory and equipment damaged by the Supertyphoon on December 8, 2002, partially offset by a decrease in payments received on other receivables as compared to the same period in the prior year.

     Net cash used in investing activities was $0.3 million for the first quarter of fiscal 2004 as compared to $0.1 million in the same period in the prior year. We currently have no plans to open new stores during fiscal 2004, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next one to two years.

     We utilized $31,000 of cash for financing activities in the first quarter of fiscal 2004, as compared to $1.2 million provided by financing activities in the first quarter of fiscal 2003. The decrease was due to a reduction in borrowings under our line of credit partially offset by funds received on the sale-leaseback of equipment in Guam. Our current ratio has improved to 1.36 at March 28, 2004, versus 1.25 at March 30, 2003.

     On April 9, 2003, we entered into a line of credit with Wells Fargo Business Credit with a three-year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At March 28, 2004, there were $0.1 million in borrowings outstanding on the line of credit, $0.1 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

     Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6,000,000 or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. On March 2, 2004, we entered into the Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit. The amendment provided for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if we meet certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004. Borrowings under the amended line of credit bear interest at the financial institution’s prime rate plus 1.0% (5% at March 28, 2004). A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, change in control and capital expenditures. We believe that we are currently in compliance with all such covenants.

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

Contractual Obligations

     As of March 28, 2004, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$2,744	$267	$534	$534	$1,409
Operating Leases	32,184	4,745	8,533	7,359	11,547
Capital Lease	954	141	283	283	247

Total	$35,882	$5,153	$9,350	$8,176	$13,203

Critical Accounting Policies

     We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 28, 2003.

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

Long Lived Assets

     When facts and circumstances indicate that the carrying values of long-lived assets, including intangibles, may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss by a charge against current operations.

Foreign Currency Translation

     The U.S. dollar is the functional currency for all our locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders’ Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period we substantially liquidated operations in that country.

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

Accounting Pronouncements

     In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. We believe that our adoption of this new accounting standard will not have a material impact on our results of operations or financial position, as we do not have derivatives nor do we participate in hedging activities.

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

     Our ability to operate profitably in existing markets and to expand into new markets may be adversely affected by competing warehouse clubs or discount retailers. The warehouse club and discount retail businesses are highly competitive. If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. In addition, our gross margin and operating income are generally lower for stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets. Furthermore, our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. These factors could result in reduced sales and margins or loss of market share, any of which could negatively affect our results of operations.

     A decline in the general economic condition in the United States or in island markets in which we operate could have a significant impact on our financial performance. The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and Gross Domestic Product levels in each of our island markets, taxation, consumer spending patterns and customer preferences. We cannot fully foresee the changes in business and economic conditions that may result from domestic or foreign factors. There can be no assurance that consumer spending in our markets will not be adversely affected by these factors, thereby affecting our growth, net sales and profitability. A downturn in tourism or a decline in the national or regional economies of the United States and the U.S. Territories where we currently operate or any foreign countries in which we currently or will operate, could have a material adverse effect on our business, financial condition and operating results.

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

     If we are unable to overcome challenges resulting from the isolation of store operations from our corporate management and our increased dependence on local managers, we may experience decreased productivity or other operational problems. Our headquarters and administrative offices are located in Washington State; however, ten of our eleven stores and a majority of our employees are located on islands. Although we invest resources to hire and train our on-site managers, the inability of our executives to be physically present at our current and planned store sites on a regular basis may result in the following:

•	Isolation of store operations from corporate management and an increased dependence on store managers;
•	Diminished ability to oversee employees, which may lead to decreased productivity or other operational problems;
•	Construction delays or difficulties caused by inadequate supervision of the construction process; and
•	Communication challenges.

     We may need to invest significant resources to update and expand our communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on our business, financial condition and operating results.

     Our business could suffer if we are unable to manage the challenges associated with island and international operations. Our net sales from island operations represented approximately 90.6% of our total net sales for fiscal 2003. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. Our inability to effectively manage our island and international operations could have a significant adverse effect on our business, results of operations and financial condition

     We may encounter disruption in the transportation of our products, which would significantly harm our business. Our island locales require the transportation of products over great distances on water, which results in the following:

•	Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
•	Possible loss of product due to potential damage to, or destruction of, ships or containers delivering our goods;
•	Tariff, customs and shipping regulation issues;
•	Substantial ocean freight and duty costs; and
•	Interruption in the delivery of product due to labor disruption.

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

     In addition to weather, island operations involve uncertainties arising from such as:

•	Local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services;
•	Ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections often in undeveloped regions;
•	Political, military and trade tensions;
•	Currency exchange rate fluctuations and repatriation restrictions;
•	Local economic conditions;
•	Difficulty enforcing agreements or protecting intellectual property; and
•	Collection of debts and other obligations in foreign countries.

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

     If we are unable to execute our growth strategy, our business could suffer. The success of our future growth strategy will depend to a significant degree on our ability to do the following:

•	Operate our stores on a profitable basis;
•	Expand our operations through the opening of new stores;
•	Properly identify and enter new markets;
•	Locate suitable store sites;
•	Negotiate acceptable lease terms;
•	Locate local developers to construct facilities to lease;
•	Construct or refurbish sites; and
•	Obtain necessary funds on acceptable terms.

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

     We believe that there are certain attributes of appropriate markets into which we may expand our operations through the opening of new stores, including:

•	Acceptance and demand for U.S. goods;
•	Familiarity with the warehouse concept;
•	Absence of large warehouse club competition;
•	Stable political and regulatory environment; and
•	Favorable pricing structure to provide adequate return on investment.

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

     We do not have any derivative financial instruments as of March 28, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     (b) There has been no significant change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

10.1

Second Amendment, dated as of March 2, 2004, to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on March 26, 2004)

10.2

Amendment dated as of February 25, 2004, to Lease Agreement between Tonko Reyes, Inc., a Guam corporation and Cost-U-Less, Inc., dated October 22, 2001 (Incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed on March 26, 2004)

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

(b) Reports on Form 8-K

•

On January 9, 2004, we furnished a current report on Form 8-K regarding our January 8, 2004, press release, which announced an increase of 13.8% in same store sales (stores open a full 13 months) for the fiscal quarter ending December 28, 2003 and an increase of 8.2% in same store sales for the fiscal year ending December 28, 2003.

•

On February 27, 2004, we furnished a current report on Form 8-K regarding our February 26, 2004, press release, which announced that we had generated net income of $568,000 for the fourth fiscal quarter of 2003, or $0.15 per fully diluted share outstanding, compared to net income of $196,000, or $0.05 per fully diluted share outstanding for the corresponding period last year.

•

On April 1, 2004, we furnished a current report on Form 8-K regarding our April 1, 2004, press release, which announced an increase of 15.3% in same store sales (stores open a full 13 months) for the fiscal quarter ending March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: May 11, 2004	/s/ J. Jeffrey Meder
J. Jeffrey Meder President and Chief Executive Officer

Date: May 11, 2004	/s/ Martin P. Moore
Martin P. Moore Chief Financial Officer