Form 10-Q
period 2004-07-28
COST U LESS INC
filed 2004-08-10
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    0-24543

COST-U-LESS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1615590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 136th Place SE, Suite 110
Bellevue, Washington  98006
(Address of principal executive office)    (Zip Code)

(425) 945-0213
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ NO.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES   ☒ NO

The registrant had 3,744,106 common shares, par value $0.001, outstanding at August 6, 2004.

COST-U-LESS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net sales	$50,813	$42,010	$100,891	$84,344
Merchandise costs	41,460	34,606	82,472	69,572

Gross profit	9,353	7,404	18,419	14,772

Operating expenses:
Store	6,405	5,371	12,700	10,668
General and administrative	1,721	1,543	3,466	3,140
Store openings	39	20	79	48

Total operating expenses	8,165	6,934	16,245	13,856

Operating income	1,188	470	2,174	916

Other income (expense):
Interest expense, net	(98)	(112)	(224)	(205)
Other	(28)	148	(1)	171

Income before income taxes	1,062	506	1,949	882

Income tax provision	425	200	775	350

Net income	$637	$306	$1,174	$532

Earnings per common share:
Basic	$0.17	$0.08	$0.32	$0.15

Diluted	$0.16	$0.08	$0.30	$0.15

Weighted average common shares outstanding, basic	3,737,737	3,606,376	3,719,730	3,606,376

Weighted average common shares outstanding, diluted	3,984,114	3,621,176	3,893,366	3,619,079

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	June 27, 2004	December 28, 2003

ASSETS

Current assets:
Cash and cash equivalents	$3,770	$4,093
Insurance receivable	—	1,135
Accounts receivable, net	958	1,366
Inventories, net	21,830	19,540
Other current assets	1,680	1,145

Total current assets	28,238	27,279

Property and equipment, net	12,550	12,862
Deposits and other assets	834	799

Total assets	$41,622	$40,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$0	$960
Accounts payable	14,752	15,240
Accrued expenses and other liabilities	4,356	4,245
Current portion of capital lease obligations	99	—
Current portion of long-term debt	267	267

Total current liabilities	19,474	20,712

Other long-term liabilities	749	684
Capital lease obligations, less current portion	659	—
Long-term debt, less current portion	2,411	2,544

Total liabilities	23,293	23,940

Commitments and contingencies	—	—

Shareholders’ equity	18,329	17,000

Total liabilities and shareholders’ equity	$41,622	$40,940

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 29, 2002	3,606,376	$12,446	$3,842	$(693)	$15,595
Net income	—	—	532	—	532
Foreign currency translation adjustments	—	—	—	(83)	(83)

Comprehensive income					449

Balance at June 29, 2003	3,606,376	$12,446	$4,374	$(776)	$16,044

Balance at December 28, 2003	3,688,376	$12,597	$5,223	$(820)	$17,000
Net income	—	—	1,174	—	1,174
Foreign currency translation adjustments	—	—	—	(11)	(11)

Comprehensive income					1,163

Compensation related to stock options	—	9	—	—	9
Exercise of common stock options	50,680	157	—	—	157

Balance at June 27, 2004	3,739,056	$12,763	$6,397	$(831)	$18,329

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	June 27, 2004	June 29, 2003

OPERATING ACTIVITIES:
Net income	$1,174	$532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	916	844
Loss/(gain) on property and equipment	(38)	3
Stock option expense	9	—
Cash provided by changes in operating assets and liabilities:
Insurance receivable	1,135	1,132
Accounts receivable	408	742
Inventories	(2,290)	366
Other current assets	(535)	(609)
Deposits and other assets	(35)	12
Accounts payable	(488)	(2,650)
Accrued expenses and other liabilities	111	129
Other long-term liabilities	65	(28)

Net cash provided by operating activities	432	473

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(575)	(462)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	157	—
Proceeds from capital lease obligations	805	—
Proceeds (payments) from (on) line of credit, net	(960)	716
Principal payments on capital lease obligations	(47)	—
Principal payments on long-term debt	(133)	(134)

Net cash provided by/(used by) financing activities	(178)	582

Foreign currency translation adjustments	(2)	(137)

Net increase/(decrease) in cash and cash equivalents	(323)	456

Cash and cash equivalents:
Beginning of period	4,093	2,383

End of period	$3,770	$2,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$217	$198
Income taxes	$457	$305
Cash received during the period for:
Income taxes	$9	$67

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Nature of Business and Summary of Significant Accounting Policies

     Nature of Business

          Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California.  At June 27, 2004, the Company operated eleven retail stores as follows:  two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company’s two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores.  The Company’s Tamuning store reopened shortly thereafter, but the Company’s Dededo store had to be rebuilt and did not reopen for business until October 3, 2003.

     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended.  The condensed consolidated balance sheet at December 28, 2003, has been derived from the audited financial statements at that date.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 26 weeks ended June 27, 2004, are not necessarily indicative of results that may be expected for the entire year.  All quarterly periods reported consist of 13 weeks.  For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2004.

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

          Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows (in thousands, except per share data):

		13 Weeks Ended		26 Weeks Ended

		June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income as reported		$637	$306	$1,174	$532
Less:	Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	9	18	78	36

Net income pro forma		$628	$288	$1,096	$496

Earnings per common share, basic as reported		$0.17	$0.08	$0.32	$0.15
Earnings per common share, basic pro forma		$0.17	$0.08	$0.29	$0.15
Earnings per common share, diluted as reported		$0.16	$0.08	$0.30	$0.15
Earnings per common share, diluted pro forma		$0.16	$0.08	$0.28	$0.14

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

          The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	13 Weeks Ended		26 Weeks Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Numerator:
Net income	$637	$306	$1,174	$532

Denominator:
Denominator for basic earnings per share—weighted average shares	3,737,737	3,606,376	3,719,730	3,606,376
Effect of dilutive common equivalent shares:
Stock options and warrants	246,377	14,800	173,636	12,703

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options and warrants	3,984,114	3,621,176	3,893,366	3,619,079

Basic earnings per common share	$0.17	$0.08	$0.32	$0.15
Diluted earnings per common share	$0.16	$0.08	$0.30	$0.15

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

4.       Line of Credit

          On April 9, 2003, the Company entered into a line of credit with Wells Fargo Business Credit for a three year term, expiring on April 9, 2006.  The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million.  At June 27, 2004, there were no borrowings outstanding on the line of credit.  There was $0.1 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

          Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base.  The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. On March 2, 2004, the Company and Wells Fargo Business Credit entered into the Second Amendment to Credit and Security Agreement. The amendment provided for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if the Company met certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004. During the 26 weeks ended June 27, 2004, borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus 1.0%  (5% at June 27, 2004).  As the Company met the certain net income levels from December 29, 2003, through June 27, 2004, specified in the March 2, 2004, amendment, its interest rate will be reduced from August 1, 2004, forward to the financial institution’s prime rate plus 0.5%.

          A fee of 0.25% is charged on the unused portion of the line of credit.  The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures.  The Company believes that it is currently in compliance with all such covenants.

5.       Commitments and Contingencies

          Commitments

          In April 2004, the Company entered into a Real Estate Purchase and Sale Agreement for a certain parcel of real property located in St. Croix, U.S. Virgin Islands. During the first half of 2005, we intend to relocate our St. Croix store to this new parcel of land, which is located closer to the main trade area in the center of the island.  The purchase of the land was finalized on July 13, 2004, at a cost of approximately $0.9 million.

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

Certain Factors That May Affect Future Results of Operations

          This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report.  In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking.  Factors that could affect our actual results include, but are not limited to:  (i) risks associated with a small store base; (ii) implementation of growth strategy; (iii) competition; (iv) a decline in general economic conditions; (v) fluctuations in foreign currency; (vi) isolation of store operations from corporate management; (vii) challenges associated with island and international operations; (viii) transportation difficulties; (ix) dependence on, and uncertainties associated with, expansion outside the U.S.; (x) weather and other risks associated with island operations;  (xi) ability to maintain existing credit and obtain additional credit; (xii) dependence on key personnel and local managers; (xiii) reliance on information and communication systems provided by third-party vendors;  and (xiv) ability to utilize tax benefits. The September 11, 2001, terrorist attacks on the United States of America, hostilities in the Middle East, other acts of war or hostility, the effects on consumer demand, the financial markets, product supply and distribution and other conditions increase the uncertainty inherent in forward-looking statements.  Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future.

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

Overview

          We operate mid-sized warehouse club-style stores in the United States Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods.  During the 26 weeks ended June 27, 2004, we operated eleven retail stores as follows:  two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

          On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores.  Our Tamuning store reopened shortly thereafter, but our Dededo store had to be rebuilt and did not reopen for business on October 3, 2003.

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

          We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We believe there is a limited number of new island markets that have the attributes necessary to support a growth strategy for our business. We are currently evaluating alternative methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets.  For example, during the first half of 2005, we intend to relocate our St. Croix store to a location closer to the main trade area in the center of the island and to expand it by about 45% to approximately 38,000 square feet.

Results of Operations

          During the 13 and 26 weeks ended June 27, 2004, we continued to experience improvements in comparable-store sales (stores open for a full 13 months) and gross margin, which resulted in higher net income and EPS.  These improvements were due to several factors including better sourcing, pricing, merchandising and mix of goods in our stores.

          Our total sales increase for the 13 and 26 weeks ended June 27, 2004, was due to strong comparable-sales of 15.3% for both the 13 and 26 weeks ended June 27, 2004, and the successful reopening of our Dededo, Guam store in October 2003.  As a result of the reopening of our Dededo, Guam store, we expect our fiscal 2004 sales to increase as compared to 2003.

          We reported net income of $0.6 million and $1.2 million for the 13 and 26 weeks ended June 27, 2004, respectively, compared to net income of $0.3 million and $0.5 million in the same periods in fiscal 2003. The improvement in net income was primarily due to comparable-store sales increases and improved gross margin.

Comparison of the 13 and 26 Weeks Ended June 27, 2004, to the 13 and 26 Weeks Ended June 29, 2003:

          Net Sales: Net sales of $50.8 million for the 13 weeks ended June 27, 2004, increased 21.0%, as compared to net sales of $42.0 million in the same period in the prior year. Net sales of $100.9 million for the 26 weeks ended June 27, 2004, increased 19.6%, as compared to net sales of $84.3 million in the same period in the prior year.  Approximately 50% of the increase in sales in both the 13 and 26 week periods was due to the reopening of our store in Dededo, Guam in October 2003.  The balance of the increase in both the 13 and 26 week periods was due to comparable-store sales increases offset by a decline in business-to-business sales (approximately 30% decline for the 13 weeks and 35% decline for the 26 weeks) as compared to fiscal 2003.  Although lower than the sales in the same periods in the prior year, our business-to-business sales during the 13 and 26 weeks ended June 27, 2004, were comparable to those experienced in our third and fourth quarters of fiscal 2003.  We expect the level of business-to-business activity for the remainder of fiscal 2004 to be consistent with current levels.

          Comparable-store sales increased 15.3% for both the 13 and 26 weeks ended June 27, 2004, as compared to the same periods in the prior year.  Comparable-store sales for both the 13 and 26 weeks ended June 27, 2004, are calculated on stores excluding the Guam market as our Dededo, Guam store was closed during the corresponding periods in the prior year and during those periods our Tamuning, Guam store benefited from the temporary closure of our Dededo store.  All of our stores experienced increased sales in the 13 and 26 weeks ended June 27, 2004, as compared to the prior year, primarily due to improvements in our assortment of food and general merchandise, and improved economies from more tourism in some of our markets.

          Gross Profit: Gross profit of $9.4 million, or 18.4% of sales, for the 13 weeks ended June 27, 2004, increased as compared to gross profit of $7.4 million, or 17.6% of sales, in the same period in the prior year.  Gross profit of $18.4 million, or 18.3% of sales, for the 26 weeks ended June 27, 2004, increased as compared to gross profit of $14.8 million, or 17.5% of sales, in the same period in the prior year. The improvement in gross profit in both the 13 and 26 weeks ended June 27, 2004, was primarily due to ongoing merchandising and operating improvements across the chain, as well as a stronger mix of retail store sales, with typically higher margins, as compared to business-to-business sales, which generally provide a lower gross margin but are executed at minimal direct expense.

          Store expenses: Store expenses increased to $6.4 million and $12.7 million for the 13 and 26 weeks ended June 27, 2004, respectively, as compared to $5.4 million and $10.7 million for the same periods in the prior year.  Approximately 60% of the increase in store expenses was attributable to the increased expenses associated with operating eleven stores during the 13 and 26 weeks ended June 27, 2004, as compared to ten stores in the 13 and 26 week periods in the prior year.  The remainder of the increase was primarily attributable to higher volume-related payroll, insurance and utility expenses, as well as accelerated depreciation related to the planned 2005 relocation of our St. Croix store.  As a percentage of sales, store expenses decreased to 12.6% of net sales for  the 13 weeks ended June 27, 2004, as compared to 12.8% of net sales for the 13 weeks in the prior year primarily due to the leveraging of fixed and semi-variable expense over increased store sales.  As a percentage of sales, store expenses were 12.6% of net sales for both the 26 weeks ended June 27, 2004, and the same period in the prior year.

          General and administrative expenses: General and administrative expenses were $1.7 million and $3.5 million for the 13 and 26 weeks ended June 27, 2004, respectively, as compared to $1.5 million and $3.1 million for the 13 and 26 week periods in the prior year.  The increase in general and administrative expenses was primarily due to increased personnel related costs and insurance costs, partially offset by costs incurred in 2003 in connection with discussions with ASSI, Inc. regarding a potential strategic business combination that did not occur.  General and administrative expenses as a percent of sales decreased to 3.4% of sales for the 13 and 26 weeks ended June 27, 2004, compared to 3.7% for the same periods in the prior year, primarily due to the leveraging of corporate expenses over increased store sales.

          Store opening expenses: Store opening expenses were $39,000 and $79,000 for the 13 and 26 weeks ended June 27, 2004, respectively, as compared to $20,000 and $48,000 for the same periods in the prior year.  Store opening expenses in both periods related to costs associated with the evaluation of potential new store locations and current store relocations.

          Interest expense, net: Interest expense, net was $98,000 and $224,000 for the 13 and 26 weeks ended June 27, 2004, respectively, as compared to $112,000 and $205,000 for the same periods in the prior year.  Interest expense, net decreased for the 13 weeks ended June 27, 2004, as our borrowings on our line of credit decreased as compared to the prior year.  Interest expense, net increased during the 26 weeks ended June 27, 2004, primarily due to commitment fees associated with our new line of credit entered into in April 2003 and interest expense associated with our equipment lease entered into in January 2004, partially offset by lower borrowing levels.

          Other income (expense): Other income (expense) in both the 13 and 26 weeks ended June 27, 2004, and the same periods in the prior year, was primarily attributable to gains and losses on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries. The expense in the 13 and 26 week periods ended June 27, 2004, was primarily attributable to depreciation in the Fijian dollar as compared to the U.S. dollar.  During the same periods in the prior year, the Fijian dollar appreciated as compared to the U.S. dollar.

          Income tax provision: The tax provisions for the 13 and 26 week periods ended June 27, 2004, and June 29, 2003, primarily represent taxes and tax benefits associated with income or losses generated in the U.S. and U.S. Territories.  Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

          Net income: Net income was $0.6 million, or $0.16 per fully diluted share, for the 13 weeks ended June 27, 2004, as compared to a net income of $0.3 million, or $0.08 per fully diluted share, in the same period in the prior year. Net income was $1.2 million, or $0.30 per fully diluted share, for the 26 weeks ended June 27, 2004, as compared to net income of $0.5 million, or $0.15 per fully diluted share, in the same period in the prior year.

Liquidity and Capital Resources

          We currently finance our operations with proceeds from various credit facilities, and internally generated funds.  We generated $0.4 million of net cash from operations during the 26 weeks ended June 27, 2004, as compared to $0.5 million generated in the same period in the prior year.  The decrease in cash provided by operations was primarily due to an increase in the use of cash to acquire inventory (net of an increase in accounts payable) due to the operation of eleven stores during the 26 weeks ended June 27, 2004, as compared to ten stores in the 26 week periods in the prior year, and a decrease in payments received on other receivables as compared to the same period in the prior year.  These decreases were largely offset by an increase in net income.

          Net cash used in investing activities was $0.6 million for the 26 weeks ended June 27, 2004, as compared to $0.5 million used in the same period in the prior year.  We currently have no plans to open new stores during fiscal 2004, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for stores in existing markets.  Additionally, we intend to relocate our St. Croix store to a location closer to the main trade area in the center of the island, and to expand it by about 45% to 38,000 square feet.  We purchased the land for the site of the new building during July 2004 at a cost of approximately $0.9 million.  The lease for our existing St. Croix store expires in November 2004, and we currently do not have an agreement with our landlord to operate the store on a monthly basis until such time as our new store opens in the first half of 2005.  Although we believe that we will come to an agreement with our landlord to continue operating our existing store until we relocate to our new building, there can be no assurance that we will be able to obtain a lease extension on terms that will be acceptable to us.

          We used $0.2 million of cash for financing activities during the 26 weeks ended June 27, 2004, as compared to $0.6 million provided by financing activities in the same period in the prior year.  The decrease was due to a reduction in borrowings under our line of credit partially offset by funds received on the sale-leaseback of equipment in Guam.  Our current ratio has improved to 1.45 at June 27, 2004, as compared to 1.32 at December 28, 2003, and 1.27 at June 29, 2003.

          On April 9, 2003, we entered into a line of credit with Wells Fargo Business Credit with a three-year term, expiring on April 9, 2006.  The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million.  At June 27, 2004, there were no borrowings outstanding on the line of credit.  There was $0.1 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

          Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base.  The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. On March 2, 2004, we entered into the Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit. The amendment provided for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if we met certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004. During the 26 weeks ended June 27, 2004, borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus 1.0%  (5% at June 27, 2004).  As we met the certain net income levels from December 29, 2003, through June 27, 2004, specified in the March 2, 2004, amendment, our interest rate will be reduced from August 1, 2004, forward to the financial institution’s prime rate plus 0.5%.

          A fee of 0.25% is charged on the unused portion of the line of credit.  The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures.  We believe that we are currently in compliance with all such covenants.

          A significant portion of our cash flow is generated by our operations.  If our operating results deteriorate, as a result of a decrease in customer demand or pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized.  We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months.  There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

Contractual Obligations

          As of June 27, 2004, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$2,678	$267	$534	$534	$1,343
Operating Leases	31,016	4,628	8,452	6,984	10,952
Capital Lease	919	141	283	283	212

Total	$34,613	$5,036	$9,269	$7,801	$12,507

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

          We have not opened stores in foreign island markets at a rapid pace. Currently, we have no plans to open new stores during 2004, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for existing stores. We do not have operating experience in many of the markets in which we may consider opening new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that the political turmoil and resulting economic downturn in Fiji were having on the tourist industry. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that our new stores will be profitable.  Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and operating results.

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

          We do not have any derivative financial instruments as of June 27, 2004.

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

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of our shareholders was held on May 12, 2004.  The following proposals were submitted to a vote:

          The election of one director, to hold office for a term as defined in the proxy statement and until his successor is duly elected and qualified.  This proposal received the following number of votes:

	Affirmative	Withheld

J. Jeffrey Meder	3,428,336	2,815

          The ratification of the appointment of Grant Thornton LLP as our independent auditors for fiscal year 2004.  This proposal was approved with 3,422,201 shares voting for approval, 8,050 shares voting against approval, and 900 shares abstaining.

ITEM 5.  OTHER INFORMATION

          As disclosed in the proxy statement for our annual meeting of shareholders filed with the SEC on April 9, 2004, shareholders may nominate candidates for election as directors if they follow the procedures and conform to the deadlines specified in our bylaws. The complete description of the requirements for shareholder nomination of director candidates is contained in our bylaws, incorporated by reference in our annual report on Form 10-K for the fiscal year ended December 28, 2003.  In summary, a shareholder desiring to nominate one or more candidates for election at the next annual meeting must submit written notice of such nomination to the corporate secretary not less than 60 days and not more than 90 days prior to the annual meeting. That deadline for submission of any director nominations by shareholders for the next annual meeting is also set forth in the proxy statement for each annual meeting.

          Shareholders nominating candidates for election as directors are also required to provide the following information with respect to their nominees:

•	the shareholder’s name and address;

•	a representation that the shareholder is entitled to vote at the annual meeting and a statement of the number of shares beneficially owned by the shareholder;

•	a representation that the shareholder intends to appear in person or by proxy at the annual meeting to nominate the person(s) specified in the notice;

•

a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the shareholder;

•	any other information relating to each nominee that would be required to be disclosed in a proxy statement filed pursuant to the SEC’s proxy rules; and

•	the consent of each nominee to serve as a director if so elected.

          Evaluation of any recommendations by shareholders of director candidates is the responsibility of the nominating and corporate governance committee under its charter. Shareholders may submit in writing recommendations for consideration by the nominating and corporate governance committee to the attention of our corporate secretary at 3633 136th Place SE, Suite 110, Bellevue, Washington 98006. Recommendations should contain a detailed discussion of the qualifications of each recommended candidate and any other material information the shareholder wants the nominating and corporate governance committee to consider.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Real Estate Purchase and Sale Agreement dated April 30, 2004, between Mint Capital, Gasco Inc., and Cost-U-Less, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

•

On April 1, 2004, we furnished a current report on Form 8-K regarding our April 1, 2004, press release, which announced an increase of 15.3% in same store sales (stores open a full 13 months) for the fiscal quarter ending March 28, 2004.

•

On May 6, 2004, we furnished a current report on Form 8-K regarding our May 5, 2004, press release, which announced that we had generated net income of $537,000 for the first fiscal quarter of 2004, or $0.14 per fully diluted share outstanding, compared to net income of $226,000, or $0.06 per fully diluted share outstanding for the corresponding period last year.

•	On June 22, 2004, we filed a current report on Form 8-K regarding our June 18, 2004, press release, which announced the appointment of Bob Donegan to our Board of Directors.

•

On July 6, 2004, we furnished a current report on Form 8-K regarding our July 1, 2004, press release, which announced an increase of 15.3% in same store sales (stores open a full 13 months) for the fiscal quarter ending June 27, 2004.

•

On July 22, 2004, we filed a current report on Form 8-K regarding our July 21, 2004, press release, which announced our intent to relocate our St. Croix store from the west end of the island to a location close to the main trade area in the center of the island.

•

On July 28, 2004, we furnished a current report on Form 8-K regarding our July 28, 2004, press release, which announced that we had generated net income of $637,000 for the second fiscal quarter ended June 27, 2004, or $0.16 per fully diluted share outstanding, compared to net income of $306,000, or $0.08 per fully diluted share outstanding for the corresponding period last year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: August 9, 2004	/s/ J. Jeffrey Meder

J. Jeffrey Meder
President and
Chief Executive Officer

Date: August 9, 2004	/s/ Martin P. Moore

Martin P. Moore
Chief Financial Officer