Form 10-Q
period 2004-09-30
COST U LESS INC
filed 2004-11-09
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

The registrant had 3,744,106 common shares, par value $0.001, outstanding at November 3, 2004.

COST-U-LESS, INC.

PART  I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net sales	$51,088	$42,258	$151,979	$126,602
Merchandise costs	41,629	34,498	124,101	104,070

Gross profit	9,459	7,760	27,878	22,532
Operating expenses:
Store	6,764	5,426	19,464	16,094
General and administrative	1,630	1,568	5,096	4,708
Store openings	58	160	137	208

Total operating expenses	8,452	7,154	24,697	21,010

Operating income	1,007	606	3,181	1,522
Other income (expense):
Interest expense, net	(107)	(114)	(331)	(319)
Other	19	(11)	18	160

Income before income taxes	919	481	2,868	1,363
Income tax provision	365	200	1,140	550

Net income	$554	$281	$1,728	$813

Earnings per common share:
Basic	$0.15	$0.08	$0.46	$0.23

Diluted	$0.14	$0.08	$0.44	$0.22

Weighted average common shares outstanding, basic	3,742,053	3,606,376	3,727,171	3,606,376

Weighted average common shares outstanding, diluted	4,012,797	3,703,041	3,902,330	3,652,983

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	September 26, 2004	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,193	$4,093
Insurance receivable	—	1,135
Accounts receivable, net	960	1,366
Inventories, net	23,114	19,540
Other current assets	1,718	1,145

Total current assets	29,985	27,279
Property and equipment, net	13,437	12,862
Deposits and other assets	794	799

Total assets	$44,216	$40,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$0	$960
Accounts payable	16,166	15,240
Accrued expenses and other liabilities	5,069	4,245
Current portion of capital lease obligations	100	—
Current portion of long-term debt	267	267

Total current liabilities	21,602	20,712
Other long-term liabilities	726	684
Capital lease obligations, less current portion	633	—
Long-term debt, less current portion	2,344	2,544

Total liabilities	25,305	23,940
Commitments and contingencies	—	—
Shareholders’ equity	18,911	17,000

Total liabilities and shareholders’ equity	$44,216	$40,940

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock- Shares	Common Stock- Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 29, 2002	3,606,376	$12,446	$3,842	$(693)	$15,595
Net income	—	—	813	—	813
Foreign currency translation adjustments	—	—	—	(69)	(69)

Comprehensive income					744

Balance at September 28, 2003	3,606,376	$12,446	$4,655	$(762)	$16,339

Balance at December 28, 2003	3,688,376	$12,597	$5,223	$(820)	$17,000
Net income	—	—	1,728	—	1,728
Foreign currency translation adjustments	—	—	—	1	1

Comprehensive income					1,729

Compensation related to stock options	—	9	—	—	9
Exercise of common stock options	55,730	173	—	—	173

Balance at September 26, 2004	3,744,106	$12,779	$6,951	$(819)	$18,911

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	39 Weeks Ended
	September 26, 2004	September 28, 2003
OPERATING ACTIVITIES:
Net income	$1,728	$813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,381	1,257
Loss/(gain) on property and equipment	(31)	312
Stock option expense	9	—
Cash provided by/(used by) changes in operating assets and
liabilities:
Insurance receivable	1,135	799
Accounts receivable	406	1,011
Inventories	(3,574)	(3,256)
Other current assets	(573)	(532)
Deposits and other assets	5	5
Accounts payable	926	287
Accrued expenses and other liabilities	824	394
Other long-term liabilities	42	(43)

Net cash provided by operating activities	2,278	1,047
INVESTING ACTIVITY:
Cash used to purchase property and equipment	(1,927)	(996)
FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	173	—
Proceeds from capital lease obligations	805	—
Proceeds from (payments on) line of credit, net	(960)	1,027
Principal payments on capital lease obligations	(72)	—
Principal payments on long-term debt	(200)	(200)

Net cash provided by/(used by) financing activities	(254)	827
Foreign currency translation adjustments	3	(140)

Net increase in cash and cash equivalents	100	738
Cash and cash equivalents:
Beginning of period	4,093	2,383

End of period	$4,193	$3,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$309	$321
Income taxes	$700	$475
Cash received during the period for:
Income taxes	$9	$67

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Nature of Business and Summary of Significant Accounting Policies

   Nature of Business

     Cost-U-Less, Inc. (the “Company”) operates mid-sized, non-membership fee, warehouse club-style stores in the United States Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At September 26, 2004, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company’s two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company’s Tamuning store reopened shortly thereafter, but the Company’s Dededo store had to be rebuilt and did not reopen for business until October 3, 2003.

   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 28, 2003, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 39 weeks ended September 26, 2004, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2004.

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

   Stock-Based Compensation

     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations under APB No. 25, whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. The Company usually grants stock options at exercise prices equal to fair market value on the date of grant; as a result, no compensation cost has been recognized.

     Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows (in thousands, except per share data):

	13 Weeks Ended		39 weeks Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income as reported	$554	$281	$1,728	$813
Less: Total stock-based employee compensation expense
determined under fair value method for all awards,
net of tax	108	69	186	104

Net income pro forma	$446	$212	$$1,542	$709

Earnings per common share, basic as reported	$0.15	$0.08	$0.46	$0.23
Earnings per common share, basic pro forma	$0.12	$0.06	$0.41	$0.20
Earnings per common share, diluted as reported	$0.14	$0.08	$0.44	$0.22
Earnings per common share, diluted pro forma	$0.11	$0.06	$0.40	$0.19

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company’s adoption of this new accounting standard did not have a material impact on the Company’s results of operations or financial position, as the Company does not have derivatives nor does it participate in hedging activities.

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

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except share and per share data):

	13 Weeks Ended		39 weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Numerator:
Net income	$554	$281	$1,728	$813

Denominator:
Denominator for basic earnings per share—weighted
average shares	3,742,053	3,606,376	3,727,171	3,606,376
Effect of dilutive common equivalent shares:
Stock options and warrants	270,744	96,665	175,159	46,607

Denominator for diluted earnings per share—adjusted
weighted average shares and assumed conversion of
stock options and warrants	4,012,797	3,703,041	3,902,330	3,652,983

Basic earnings per common share	$0.15	$0.08	$0.46	$0.23
Diluted earnings per common share	$0.14	$0.08	$0.44	$0.22

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

4.   Line of Credit

     On April 9, 2003, the Company entered into a line of credit with Wells Fargo Business Credit for a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At September 26, 2004, there were no borrowings outstanding on the line of credit. There was $0.5 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

     Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. On March 2, 2004, the Company and Wells Fargo Business Credit entered into the Second Amendment to Credit and Security Agreement. The amendment provided for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if the Company met certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004. As the Company met the certain net income levels from December 29, 2003, through June 27, 2004, specified in the March 2, 2004, amendment, its interest rate was reduced from August 1, 2004, forward to the financial institution’s prime rate plus 0.5%. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus (i) 1.5% in January and February, (ii) 1.0% in March through July, and (iii) 0.5% in August and September. At September 26, 2004, the rate charged by the financial institution was 5.25%.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

Certain Factors That May Affect Future Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including the risk factors referenced at the end of this section of this Form 10-Q.

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

Overview

     We operate mid-sized warehouse club-style stores in the United States Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods. During the 39 weeks ended September 26, 2004, we operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

     We are currently in the process of building a new St. Croix store on a parcel of land, which is located closer to the main trade area in the center of the island. This new building will expand the size of our St. Croix store by about 45% to approximately 38,000 square feet. We expect this new store to open during the second quarter of 2005. We intend to operate in our existing location until such time as we can move into our new location. However, the lease for our existing St. Croix store expired November 1, 2004, and we currently do not have an agreement with our landlord to operate the store on a monthly basis until such time as our new store opens in 2005. Although we believe that we will come to an agreement with our landlord to continue operating our existing store until we relocate to our new building, there can be no assurance that we will be able to obtain a lease extension on terms that will be acceptable to us. If we are unable to come to such an agreement with our landlord, we may cease to operate our St. Croix store until we are able to move into our new location, which would have a material adverse effect on our business, financial condition and operating results.

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

     We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We believe there is a limited number of new island markets that have the attributes necessary to support a growth strategy for our business. We are currently evaluating alternative methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets, such as our St. Croix store.

Results of Operations

     During the 13 and 39 weeks ended September 26, 2004, we continued to experience improvements in comparable-store sales (stores open for a full 13 months) and gross margin, which resulted in higher net income and earnings per share. These improvements were due to several factors including better sourcing, pricing, and other merchandising initiatives in our stores, as well as the reopening of our Dededo, Guam store. In addition, some of our markets, including Guam and Hawaii, saw an improvement in their general economic conditions.

     Our total sales increase for the 13 and 39 weeks ended September 26, 2004, was due to strong comparable-store sales of 12.5% and 14.3% for the 13 and 39 weeks ended September 26, 2004, respectively, and the successful reopening of our Dededo, Guam store in October 2003. As a result of the reopening of our Dededo, Guam store, we expect our fiscal year 2004 sales to increase as compared to 2003.

     We reported net income of $0.6 million and $1.7 million for the 13 and 39 weeks ended September 26, 2004, respectively, compared to net income of $0.3 million and $0.8 million in the same periods in fiscal 2003. The improvement in net income was primarily due to the reopening of our Dededo, Guam store, our comparable-store sales increases and improved gross margin.

Comparison of the 13 and 39 weeks Ended September 26, 2004, to the 13 and 39 weeks Ended September 28, 2003:

     Net Sales: Net sales of $51.1 million for the 13 weeks ended September 26, 2004, increased 20.9%, as compared to net sales of $42.3 million in the same period in the prior year. Net sales of $152.0 million for the 39 weeks ended September 26, 2004, increased 20.0%, as compared to net sales of $126.6 million in the same period in the prior year. Approximately 60% of the increase in sales in both the 13 and 39 week periods was due to the reopening of our store in Dededo, Guam in October 2003. The balance of the increase in both the 13 and 39 week periods was due to comparable-store sales increases offset by a decline in business-to-business sales as compared to fiscal 2003. We expect the level of business-to-business activity for the remainder of fiscal 2004 to be consistent with current levels.

     Comparable-store sales increased 12.5% and 14.3% for the 13 and 39 weeks ended September 26, 2004, respectively, as compared to the same periods in the prior year. Comparable-store sales for both the 13 and 39 weeks ended September 26, 2004, are calculated on stores excluding the Guam market as our Dededo, Guam store was closed during the corresponding periods in the prior year and during those periods our Tamuning, Guam store benefited from the temporary closure of our Dededo store. All of our other stores experienced increased sales in the 39 weeks ended September 26, 2004, as compared to the prior year, primarily due to improvements in our assortment of food and general merchandise, and improved economic conditions in some of our markets.

     Gross Profit: Gross profit of $9.5 million, or 18.5% of sales, for the 13 weeks ended September 26, 2004, increased as compared to gross profit of $7.7 million, or 18.4% of sales, in the same period in the prior year. Gross profit of $27.9 million, or 18.3% of sales, for the 39 weeks ended September 26, 2004, increased as compared to gross profit of $22.5 million, or 17.8% of sales, in the same period in the prior year. The improvement in gross profit in both the 13 and 39 weeks ended September 26, 2004, was primarily due to ongoing merchandising and operating improvements across the chain, as well as a stronger mix of retail store sales, with typically higher margins, as compared to business-to-business sales, which generally provide a lower gross margin but are executed at minimal direct expense.

     Store expenses: Store expenses increased to $6.8 million and $19.5 million for the 13 and 39 weeks ended September 26, 2004, respectively, as compared to $5.4 million and $16.1 million for the same periods in the prior year. Approximately 55% of the increase in store expenses was attributable to increased expenses associated with operating eleven stores during the 13 and 39 weeks ended September 26, 2004, as compared to ten stores in the 13 and 39 week periods in the prior year. The remainder of the increase was primarily attributable to insurance and energy (utility) expenses, accelerated depreciation related to the planned 2005 relocation of our St. Croix store, and higher volume-related expenses such as payroll and bankcard fees. As a percentage of sales, store expenses increased to 13.2% of net sales for the 13 weeks ended September 26, 2004, as compared to 12.8% of net sales for the 13 weeks in the prior year primarily due to the decrease in business-to-business sales, which generally are executed at minimal direct expense, as well as higher insurance and energy (utility) expenses. As a percentage of sales, store expenses rose slightly to 12.8% of net sales for the 39 weeks ended September 26, 2004, as compared to 12.7% for the same period in the prior year.

     General and administrative expenses: General and administrative expenses were $1.6 million and $5.1 million for the 13 and 39 weeks ended September 26, 2004, respectively, as compared to $1.6 million and $4.7 million for the 13 and 39 week periods in the prior year. The increase in general and administrative expenses was primarily due to increased compensation costs and insurance costs, partially offset by non-recurring costs incurred in 2003 in connection with discussions with ASSI, Inc. regarding a potential strategic business combination that did not occur. General and administrative expenses as a percent of sales decreased to 3.2% and 3.4% for the 13 and 39 weeks ended September 26, 2004, respectively, as compared to 3.7% in both of the corresponding periods in the prior year, primarily due to the leveraging of corporate expenses over increased store sales.

     Store opening expenses: Store opening expenses were $58,000 and $137,000 for the 13 and 39 weeks ended September 26, 2004, respectively, as compared to $160,000 and $208,000 for the same periods in the prior year. Store opening expenses in the 13 weeks ended September 28, 2003, primarily related to costs associated with the reopening of our Dededo, Guam store. The other store opening expenses in 2003 and those incurred in 2004 primarily relate to costs associated with the evaluation of potential new store locations and current store relocations.

     Interest expense, net: Interest expense, net was $107,000 and $331,000 for the 13 and 39 weeks ended September 26, 2004, respectively, as compared to $114,000 and $319,000 for the same periods in the prior year. Interest expense, net decreased for the 13 weeks ended September 26, 2004, as borrowings on our line of credit decreased as compared to the prior year. Interest expense, net increased during the 39 weeks ended September 26, 2004, primarily due to commitment fees associated with our new line of credit entered into in April 2003 and interest expense associated with our equipment lease entered into in January 2004, partially offset by lower borrowing levels.

     Other income (expense): Other income (expense) was $19,000 and $18,000 for the 13 and 39 weeks ended September 26, 2004, respectively, as compared to ($11,000) and $160,000 for the same periods in the prior year. Other income (expense) in all periods was primarily attributable to gains and losses on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries. The income/(expense) in both 2004 and 2003 was primarily attributable to appreciation (income) and depreciation (expense) in the Fijian dollar as compared to the U.S. dollar.

     Income tax provision: The tax provisions for the 13 and 39 week periods ended September 26, 2004, and September 28, 2003, primarily represent taxes associated with income or losses generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

     Net income: Net income was $0.6 million, or $0.14 per fully diluted share, for the 13 weeks ended September 26, 2004, as compared to a net income of $0.3 million, or $0.08 per fully diluted share, in the same period in the prior year. Net income was $1.7 million, or $0.44 per fully diluted share, for the 39 weeks ended September 26, 2004, as compared to net income of $0.8 million, or $0.22 per fully diluted share, in the same period in the prior year.

Liquidity and Capital Resources

     We currently finance our operations with proceeds from various credit facilities, and internally generated funds. We intend to finance the relocation of our St. Croix store, and any future relocations and new stores, either through an operating leasing, a sale-leaseback or by obtaining long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not viable, we will finance our store utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

     We generated $2.3 million of net cash from operations during the 39 weeks ended September 26, 2004, as compared to $1.0 million generated in the same period in the prior year. The increase in cash provided by operations was primarily due to an increase in net income during the 39 weeks ended September 26, 2004, as compared to the prior year.

     Net cash used in investing activities was $1.9 million for the 39 weeks ended September 26, 2004, as compared to $1.0 million used in the same period in the prior year. The increase in cash used by investing activities is due to the purchase of land in St. Croix for approximately $0.9 million. We are in the process of building a new store on this new parcel of land, which is located closer to the main trade area in the center of the island. Additionally, we intend to expand the size of the new St. Croix store by about 45% to 38,000 square feet. We expect to incur an additional $4.5 to $5.5 million for the cost of site development, the new building and equipment. We intend to relocate our St. Croix store to this new location during the second quarter of fiscal 2005. We currently have no plans to open new stores during fiscal 2004, but we are in the process of exploring expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

     We used $0.3 million of cash for financing activities during the 39 weeks ended September 26, 2004, as compared to $0.8 million provided by financing activities in the same period in the prior year. The decrease was due to a reduction in borrowings under our line of credit partially offset by funds received on the sale-leaseback of equipment in Guam. Our current ratio has improved to 1.39 at September 26, 2004, as compared to 1.32 at December 28, 2003, and 1.26 at September 28, 2003.

     On April 9, 2003, we entered into a line of credit with Wells Fargo Business Credit with a three-year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.5 million. At September 26, 2004, there were no borrowings outstanding on the line of credit. There was $0.5 million utilized for standby letters of credit and $0.1 million set aside for other reserves. Our average borrowings were $0.6 million and $1.0 million for the 13 and 39 weeks ended September 26, 2004. As of November 3, 2004, we had $0.4 million outstanding on our line of credit and $0.5 million utilized for standby letters of credit.

     Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. On March 2, 2004, we entered into the Second Amendment to Credit and Security Agreement with Wells Fargo Business Credit. The amendment provided for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.5%), (ii) a further reduction in the interest rate of one half of one percent (0.5%) if we met certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004. As we met the certain net income levels from December 29, 2003, through June 27, 2004, specified in the March 2, 2004, amendment, our interest rate was reduced from August 1, 2004, forward to the financial institution’s prime rate plus 0.5%. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus (i) 1.5% in January and February, (ii) 1.0% in March through July, and (iii) 0.5% in August and September. At September 26, 2004, the rate charged by the financial institution was 5.25%.

     A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures. We believe that we are currently in compliance with all such covenants.

     A significant portion of our cash flow is generated by our operations. If our operating results deteriorate, as a result of a decrease in customer demand or pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. However, if such sources of liquidity are unavailable or insufficient to satisfy our liquidity requirements, we may need to issue equity or debt securities, obtain additional credit facilities or consider alternative financing arrangements. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

Contractual Obligations

     As of September 26, 2004, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$2,611	$267	$534	$534	$1,276
Operating Leases	29,273	4,459	7,995	6,592	10,227
Capital Lease	884	141	283	283	177

Total	$32,768	$4,867	$8,812	$7,409	$11,680

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

Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board issued statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The adoption of this new accounting standard did not have a material impact on our results of operations or financial position, as we do not have derivatives nor do we participate in hedging activities.

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

     If we are unable to execute our growth strategy, our business could suffer. The success of our future growth strategy will depend to a significant degree on our ability to do the following:

•	Operate our stores on a profitable basis;
•	Expand our operations by opening new stores;
•	Properly identify and enter new markets;
•	Locate suitable store sites;
•	Negotiate acceptable lease terms;
•	Locate local developers to construct facilities to lease;
•	Construct or refurbish sites; and
•	Obtain necessary funds on acceptable terms.

     We have not opened stores in foreign island markets at a rapid pace. Currently, we have no plans to open new stores during 2004, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for existing stores. For example, we are in the process of constructing a new building in a location that is closer to the main trade area in the center of the island of St. Croix. We intend to relocate our St. Croix store to this building in the second quarter of fiscal 2005. This new building will expand the size of our St. Croix store by about 45% to approximately 38,000 square feet.

     We do not have operating experience in many of the markets in which we may consider opening new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that political turmoil and the resulting economic downturn in Fiji were having on the tourist industry. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that our new stores will be profitable. Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and operating results.

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

     If we cannot maintain our current or similar insurance coverage, our business and results of operations could suffer. We utilize a combination of insurance policies and self-insurance mechanisms to provide for the potential liabilities for property insurance, general liability, director and officers’ liability, workers’ compensation and employee health care insurance. The costs related to obtaining our current insurance coverage have been increasing. If the costs of maintaining this insurance coverage continue to increase significantly, we would experience an associated increase in our store and administrative expenses that may negatively impact our operating results. In addition, if we are unable to maintain our current or similar insurance coverage, or if an event were to occur that was not covered by our current insurance policy coverage levels, our business and results of operations could suffer.

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

     We face a number of uncertainties associated with expansion outside U.S. Territories. Our failure to adequately address these uncertainties could cause our business to suffer. Currently, three of our stores are located outside the U.S. Territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened risks and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. On February 15, 2001, we closed one of the two stores we operated in Fiji due primarily to the impact that political turmoil in Fiji was having on the tourist industry, with the resulting economic downturn severely impacting our store in Nadi. Our remaining store in Fiji is located in the city of Suva, which is the capital of Fiji and the primary population center. There can be no assurance that further political and economic changes in Fiji, or political and economic changes in other markets, will not have a material adverse effect on our business, financial condition and operating results. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and operating results.

     If we are unable to manage our fluctuating comparable store sales or if our comparable-store sales are negative, our business and results of operations could suffer. Historically, our comparable-store sales have fluctuated significantly. A variety of factors affect our comparable-store sales, including, among others, actions of competitors (including the opening of additional stores in our markets), the retail sales environment, general economic conditions, weather conditions and our ability to execute our business strategy effectively. In addition, our future expansion may result in opening additional stores in markets where we already do business. Historically, we have experienced a reduction in sales at an existing store when we open a new store in the same market or when new competition enters the market. These factors may result in future comparable-store sales that are negative. Moreover, there can be no assurance that comparable-store sales for any particular period will not be negative in the future. If our comparable-store sales are negative, our business, results of operations and financial condition would suffer.

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

     We do not have any derivative financial instruments as of September 26, 2004.

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

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement between Cost-U-Less, Inc. and J. Jeffrey Meder, dated October 20, 2004 (Incorporated by reference to the our Current Report on Form 8-K dated October 20, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.
Date: November 9, 2004	/s/ J. Jeffrey Meder J. Jeffrey Meder President and Chief Executive Officer
Date: November 9, 2004	/s/ Martin P. Moore Martin P. Moore Chief Financial Officer