Form 10-K
period 2004-12-31
COST U LESS INC
filed 2005-03-23
CIK 851368

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 26, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24543

COST-U-LESS, INC.

(Exact Name of Registrant as Specified in its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1615590 (I.R.S. Employer Identification No.)

3633 136th Place SE, Suite 110, Bellevue, Washington 98006
(Address of Principal Executive Offices): (Zip Code)

(425) 945-0213
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 25, 2004, was approximately $21,679,759.

The number of shares of the registrant’s common stock outstanding at March 11, 2005 was 3,909,673.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 11, 2005.

 COST-U-LESS, INC.
INDEX TO FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry; our goals, plans, and expectations regarding our business strategy, attributes for successful stores, merchandising and distribution; our beliefs regarding the future success of our stores and our merchandising strategy; our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete; our beliefs regarding our ability to hire and retain personnel and the labor costs associated with island wages; our beliefs regarding period to period results of operations; our expectations regarding future growth and financial performance; our expectations regarding international sales and our revenues; our expectations and beliefs regarding revenue and revenue growth; our expectations regarding our strategies; our expectations regarding fluctuations in revenues, operating results and comparable store sales; our beliefs and expectations regarding our existing facilities and the availability of additional space in the future; our intent to use all available funds for the expansion and the operation of our business and not to declare or pay any cash dividends; our beliefs and expectations regarding our results of operation and financial position; our intentions and expectations regarding utilization of tax benefits and credits; our beliefs and expectations regarding liquidity and capital resources and that amounts available under our various credit facilities, existing cash available for working capital purposes and cash flow from operations will be sufficient to meet our cash requirements; and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled “Risk Factors That May Affect Future Results” below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “Cost-U-Less” refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Item 1.    Business

Cost-U-Less operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods. We currently operate eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store in light of the different conditions in each market. We are currently in the process of analyzing opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next few years. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We believe that although there are a number of new island markets that have the attributes necessary to support a growth strategy for our business, licensing restrictions and political resistance to foreign retailers make it difficult for us to enter these markets. We are currently evaluating methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets, such as our St. Croix store. We are in the process of building a new St. Croix store on a parcel of land located closer to the main trade area in the center of the island than our existing store. This new building will expand the size of our St. Croix store by about 45% to approximately 38,000 square feet. We expect this new store to open during the second quarter of 2005. We intend to operate in our existing location until such time as we can move into our new location.

On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12, 2002. Our Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

Industry Overview

Traditional warehouse clubs such as Costco Wholesale Corporation, BJ’s Wholesale Club, Inc. and Sam’s Club, a division of Wal-Mart Stores, Inc., focus on both retail and small-business customers, with store formats averaging approximately 115,000 square feet. These retailers typically (i) offer a range of national brand and selected private label products at low prices, often in case, carton or multiple-pack quantities, (ii) provide no-frills, self-service warehouse facilities with pallet-stacked product aisles, and (iii) charge annual membership fees. Although we employ many of the retailing methods of the larger participants in the warehouse club industry, we operate smaller stores (averaging approximately 31,000 square feet), we do not charge a membership fee, we typically locate our stores in smaller geographic areas with less concentrated population centers, and we rely to a greater degree on long-haul water transportation than do other such companies.

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

Business Strategy

Our current business strategy is to

•	enter small island markets ahead of large warehouse club competitors;
•	select markets familiar with the warehouse club concept;
•	offer U.S. goods where availability of such goods is minimal and significant demand exists;
•	leverage island-operations expertise;
•	utilize modern systems and merchandising methods;
•	offer competitive prices while maintaining favorable margins; and
•	provide a local product mix while benefiting from low overhead costs.

Expand to New Markets. The pace at which we will open new stores will be dictated by availability and ease of entry. We plan to refine our expansion efforts to focus on markets we believe have a high U.S. brand awareness and demand, as well as other attributes that typify the markets in which our most successful stores are located. Future development of our business will be directed to markets in which we can compete effectively by offering competitive prices while maintaining low costs of goods and services to consumers. Currently, we believe that although there are a number of new island markets with the attributes for our existing growth strategy, licensing restrictions and political resistance to foreign retailers make it difficult for us to enter these markets. As a result, we have no plans to open stores in new markets during 2005. However, we are evaluating methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets, such as our St. Croix store.

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

Market and Site Selection

We believe that there are certain key attributes for successful stores, such as acceptance and demand for U.S. goods, familiarity with the warehouse concept, and absence of large warehouse club competition. Once we identify a target location as a possible site for expansion and we are satisfied with the political and regulatory environment in the target location, we compare the prices charged by local competitors to the prices we would need to charge in order to achieve an acceptable return on our investment (after factoring in cost of the product, cost of freight, duties, port charges, transportation and taxes). If our market research indicates that we would be able to charge an adequate price for our products, we then commence a formal search for a suitable store site. Desirable attributes of suitable sites include a central location in a population center, sufficient space for our facility, including parking and loading docks, access to utilities and acceptable geological conditions for successful construction.

We generally do not intend to own the land or buildings for our stores. To the extent, however, that we believe it to be advantageous to purchase land for our new store sites or to construct new store buildings, we may use our cash resources or financing sources during the construction period and subsequently attempt to obtain permanent financing after the stores are opened. Our ability or the ability of a potential landlord to secure financing for new stores is subject to the availability of commercial real estate financing on acceptable terms. Failure to secure adequate financing on a timely basis would delay or potentially prevent new store openings.

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

Store Economics

During fiscal 2004, our eleven stores generated annual average net sales of approximately $18.3 million, average net sales per square foot of approximately $590, average annual per store contribution of approximately $1.0 million, and average annual per store contribution before depreciation of approximately $1.2 million. Store contribution is store gross profit less direct store operating expenses.

Store Layout

We have incorporated into our prototype store many standard features found in domestic warehouse clubs that have not been previously used in many island markets. Store layout and interior designs were planned and calculated using computer models, with the goal of maximizing the sales per square foot and providing uniformity among the stores. Further, we believe that we are able to gain a competitive advantage over most of our competitors by utilizing:

•	loading docks;
•	comparatively large freezer and refrigeration space with state-of-the-art equipment;
•	efficient shelving and display racks;
•	computerized cash registers and inventory tracking systems;
•	multiple checkout lanes;
•	fresh meat departments, including rotisserie meat items in selected markets; and
•	produce items for sale by the pound, in selected markets.

Each of our stores is outfitted with adjustable metal shelving that allows us to vary the display of our products based on each location’s specific consumer needs. Each island store has backup generators designed to protect perishables and the store’s security system during disruption of electric service caused by severe weather conditions that can occur in island markets.

We have used considerable care in developing our store layout, which features a logical flow to encourage shopping of all departments. When ready for check out, the customer proceeds to the check-out area in the front of the store, which usually features 10 lanes. During a typical store visit, the average customer will spend approximately $51. We accept various forms of payment in each store, including food stamps and debit and credit cards, and we selectively extend credit to some local businesses and government agencies. Utilizing a “no-frills” approach, we display items in steel racking, usually on a vendor’s pallets or in open cases, to maximize warehouse space and minimize labor costs. We utilize in-store signage to reinforce our basic value image, and we strive to generate customer excitement through the use of end-cap displays featuring new merchandise and special promotions, food demonstrators offering product samples, and ongoing introduction of new items.

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

Food-Perishables. Meat, produce, deli, dairy and frozen items represent approximately 27% of a typical store’s net sales. The “reach-in” freezers and coolers are substantially larger than those found in the stores of most of our local island competitors. During fiscal 2003, we added rotisserie chicken and ribs in Curacao, Samoa and our two Guam stores. We also began offering our produce for sale by the pound in our Guam stores during fiscal 2003 and in our Sonora store during fiscal 2004.

Food-Non-perishables. Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 40% of a typical store’s net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

Nonfood. Other nonfood items comprise the remaining 33% of a typical store’s net sales, and include tobacco, sundries, health and beauty aids, office products, hardware, electronics, housewares, furniture and sporting goods.

Purchasing. We balance our product mix by providing popular U.S. brand name products together with local ethnic items found in each island region. Approximately 25% of our items are produced locally or purchased through local suppliers in each market. We believe offering locally purchased merchandise enables us to better serve our island customers and offer an innovative variation to the warehouse store format. Our store managers are able to purchase product that may be available only on their particular islands. Our corporate buyers monitor sales and inventory levels on a daily basis from all of our stores. In an effort to cater to retail customers who generally purchase products for home use, we carry products in various product sizes, including single packages, “bulk packages” and mid-sized “value-packs.” We purchase merchandise from manufacturers and suppliers on a purchase order basis.

Pricing. We strive to be the “low price leader” for the markets we serve. We do not charge our customers a membership fee, thereby allowing all consumers to receive the benefits of our value-pricing philosophy. We believe that we provide everyday low prices that are often lower than regular prices offered at most retailers, such as grocery stores, and are generally intended to be slightly lower than those offered by mass merchant discount retailers, such as Wal-Mart and Kmart, that operate in some of our island markets. In our ongoing effort to achieve the lowest prices offered in a particular market, we regularly compare prices and products being offered by our local competitors. Generally, given the economic efficiencies that we can bring to bear with our ability to purchase product in large quantities as well as our efficient distribution system that allows us to take advantage of optimal freight and transportation costs, we believe that we have a competitive advantage when pricing most of our products compared to local competition. However, if the comparison of local competitors’ prices discloses that our prices exceed those of our local competition, then our store managers have the authority to reduce prices to remain competitive. This decentralization of pricing decisions allows us to respond quickly and efficiently to competitive challenges in each of our island markets.

Distribution

We operate a distribution facility in San Leandro, California, and we use third-party operated facilities in Port Everglades, Florida, Sacramento, California, Auckland, New Zealand and Sydney, Australia. We have no written agreements with the independently operated distribution facilities, but instead have month-to-month service relationships. At each distribution facility, merchandise is received, consolidated and cross-docked, and ultimately shipped in fully loaded containers to our stores. The depot has a “lane” designated for each store. When a full container load is queued into a specific lane, goods are loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Our management has significant experience and long-term relationships with steamship lines and, with our present volume, has negotiated what we believe to be competitive transportation rates. We do not have a warehouse, but control inventory levels in our stores by maintaining sufficient back stock in the stores combined with efficient cross-dock facilities. For perishable items, such as meats and frozen and chill goods, we use independently operated consignment depots. Each supplier of these perishable items pays a storage charge for use of the depots based on the amount of space used for the storage of the supplier’s goods. Fruits and vegetables are purchased direct from established suppliers who ship the refrigerated containers on a direct basis to each store.

Management Information Systems

We consider our management information systems to be a key component of our business model. Each day we track inventory movement, sales and purchase orders by SKU number, vendor number, store and date. We use electronic point-of-sale equipment in all our stores. All data and communications from each location are sent via our company wide area network, to the computer system located at our corporate headquarters in Washington State. Our company wide area network provides communications capabilities that allow for quick responses to ever-changing customer needs and local retail opportunities. The ability to quickly and consistently communicate between our headquarters and store locations is necessary since our stores are located in such remote locations.

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

In total, we employ approximately 600 people worldwide. As of March 6, 2005, we had approximately 55 full-time equivalent employees at our corporate office and depots located in the United States. None of our employees are currently covered by a collective bargaining agreement. However, presently there is an attempt to unionize our hourly employees in our St. Maarten store.

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

Customer Service

We bring a commitment to customer service that we believe gives us a competitive advantage in each of the local markets we serve. Our store layout is designed to maximize floor space used for selling product as well as to give customers a spacious feel while shopping. We accept various forms of payments, including food stamps and credit and debit cards, and we selectively extend credit to some local businesses and government agencies. For most items, we have a 30-day, no-questions-asked return policy. Each of our stores has approximately 10 checkout lanes, which allows for quick and efficient shopping. Each store features a customer desk where customers can have questions answered, usually by a management team member. We also train our employees to help customers locate store products.

Marketing and Advertising

We generally rely on word-of-mouth advertising in order to save on advertising and marketing costs and pass on the savings to our customers. We have historically spent less than 0.1% of net sales on advertising. However, in more competitive markets we may experience higher marketing and advertising costs.

To remain competitive in the St. Thomas and Guam markets, among other things, we implemented a customer loyalty program for our customers. Our customers are given “points” based on the dollar amount of items purchased in our stores, which affords them with the opportunity to receive gift certificates for merchandise in our stores and other promotional items. We plan to roll out a similar customer loyalty program in Curacao during the second quarter of fiscal 2005.

Competition

The warehouse club and discount retail businesses are highly competitive. We have historically faced significant competition from warehouse clubs and discount retailers such as Wal-Mart, Kmart and Costco in Hawaii, from Kmart in the U.S. Virgin Islands and Guam, and from PriceSmart in St. Thomas and Guam. We believe that we compete effectively with membership warehouse clubs and discount retailers in the markets in which our stores reside by offering a balanced product mix, convenient shopping facilities, a high level of customer service and competitive pricing. Our competition also includes local, national and international grocery store chains.

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

Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. If a traditional warehouse club or discount retailer were to enter one of our existing markets, we would likely face increased competition and reduced market share and our operating results would likely suffer. To remain competitive in our markets, we may be required to implement price reductions and other actions. For example, in response to the opening of a PriceSmart store in Guam in 2002, we remodeled our Dededo store and increased our price competitiveness and marketing activities in Guam. Although PriceSmart closed its store in Guam in December 2003, we believe that we will need to continue our efforts to maintain lower prices and higher levels of service to effectively compete in the markets in which our stores reside.

Intellectual Property

We obtain proprietary rights protection for trademarks by filing applications for registrable marks with the U.S. Patent and Trademark Office. We have been granted federal registration of the name and stylized logo “Cost-U-Less.” In addition, we rely on trade secret laws to protect our proprietary rights. While we believe that our trademarks and other proprietary know-how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees technical competence and our business strategy.

There can be no assurance that third parties will not assert claims against us with respect to existing and future trademarks, trade names and sales techniques. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense and divert the efforts of our management, whether or not such litigation is determined in our favor.

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

Available Information

We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Additional information about Cost-U-Less, Inc. is available at www.costuless.com.

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

Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base. We opened our first store in 1989 and opened a total of 21 stores through December 2003 and presently operate eleven stores.

Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and operating results. In addition, if our general and administrative expenses increase, the negative effect on our business and results of operations would be more significant than if we had a larger store base. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and operating results. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

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

We are exposed to weather and other risks associated with island operations, which could affect our business and results of our operations. Our operations are primarily located on islands subject to volatile weather conditions and natural disasters, such as tsunamis, floods, typhoons and earthquakes, which could result in delays in construction or result in significant damage to, or destruction of, our stores. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm and our Dededo store had to be closed for reconstruction. Additionally, we have four stores in the Caribbean, which has experienced increased activity from several hurricanes and tropical storms in the past few years.

While we have property, casualty and business interruption insurance coverage for these types of events, insurance payments generally do not fully reimburse us for all of the damages and lost profits caused by adverse weather events.

If we are unable to execute our growth strategy, our business could suffer. The success of our future growth strategy will depend to a significant degree on our ability to do the following:

•	Operate our stores on a profitable basis;
•	Expand our operations by opening new stores;
•	Properly identify and enter new markets;
•	Locate suitable store sites;
•	Negotiate acceptable lease terms;
•	Locate local developers to construct facilities to lease;
•	Construct or refurbish sites;
•	Obtain local licenses and government permits; and
•	Obtain necessary funds on acceptable terms.

We have not opened stores in foreign island markets at a rapid pace. Currently, we have no plans to open stores in new markets during 2005, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for stores in existing markets, such as our St. Croix store.

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

A decline in the general economic condition in the United States or in island markets in which we operate could have a significant impact on our financial performance. The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and gross domestic product levels in each of our island markets, taxation, consumer spending patterns and customer preferences. We cannot fully foresee the changes in business and economic conditions that may result from domestic or foreign factors. There can be no assurance that consumer spending in our markets will not be adversely affected by these factors, thereby affecting our growth, net sales and profitability. A downturn in tourism or a decline in the national or regional economies of the United States and the U.S. Territories or any foreign countries in which we currently or will operate, could have a material adverse effect on our business, financial condition and operating results.

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

If we cannot maintain our current or similar insurance coverage, our business and results of operations could suffer. We utilize a combination of insurance policies and self-insurance mechanisms to provide for the potential liabilities for property insurance, general liability, director and officers’ liability, workers’ compensation and employee health care insurance. The costs related to obtaining our current insurance coverage have been increasing. If the costs of maintaining this insurance coverage continue to increase significantly, we would experience an associated increase in our store and administrative expenses that may negatively impact our operating results. In addition, if we are unable to maintain our current or similar insurance coverage, or if an event were to occur that was not covered by our current insurance policy coverage levels (including acts of terrorism, war and actions such as government nationalizations), our business and results of operations could suffer.

In addition to weather, island operations involve uncertainties arising from such as:

•	Changes in local labor markets, including unionization and inadequate labor pools;
•	Local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services;
•	Ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections often in undeveloped regions;
•	Political, military and trade tensions;
•	Currency exchange rate fluctuations and repatriation restrictions;
•	Local economic conditions;
•	Difficulty enforcing agreements or protecting intellectual property; and
•	Collection of debts and other obligations in foreign countries.

Our net sales from island operations represented approximately 92.9% of our total net sales for fiscal 2004. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. Our inability to effectively manage our island and international operations could have a significant adverse effect on our business, results of operations and financial condition.

There can be no assurance that we will be able to devote the resources necessary to meet the challenges posed by island operations, or that losses from business interruption will be adequately compensated by insurance; any failure to do so would have a material adverse effect on our business, financial condition and operating results.

If our store employees decided to become unionized, we may experience increased operating costs or other operation problems. None of our employees are currently covered by a collective bargaining agreement. However, presently there is an attempt to unionize our hourly employees in our St. Maarten store. Unionization of any of our stores could have a material adverse effect on our business, financial condition and operating results.

We are subject to various governmental regulations and licensing requirements, which may have an adverse effect on our business. Governmental regulations and licensing requirements in foreign countries where we plan to expand our operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of our operations. Additionally, our ability to compete may be adversely affected by foreign governmental regulations and licensing requirements that encourage or mandate the employment of citizens of, or purchase of supplies from vendors, in a particular jurisdiction. We may also be subject to taxation in these foreign jurisdictions, and the final determination of our tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. We may also be subject to currency repatriation restrictions. There can be no assurance that any of these risks will not have a material adverse effect on our business, financial condition and operating results.

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

We face a number of uncertainties associated with expansion outside U.S. Territories. Our failure to adequately address these uncertainties could cause our business to suffer. Currently, three of our stores are located outside the U.S. Territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened barriers and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and operating results.

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

The loss of key personnel could harm our business and results of operations. Our success depends in large part on the abilities and continued service of our executive officers and other key employees. In addition, we do not carry key-man life insurance. There can be no assurance that we will be able to retain the services of such executive officers and other key employees, the loss of any of whom could have a material adverse effect on our business, financial condition and operating results.

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

Item 2.    Properties

We currently lease a majority of our existing store locations. We also lease the land for our St. Thomas and St. Maarten stores, but own the store facilities. The stores average approximately 31,000 square feet and range in size from approximately 22,000 square feet to approximately 39,000 square feet. Traditional warehouse stores found in the United States average approximately 115,000 square feet. Our store leases typically have a term of 10 years with options to lease for an additional 5 to 10 years and typically are net leases. With the exception of our Sonora store, which opened in an existing facility, all of our stores have been built to our specifications.

We recently developed a new and larger store “footprint” based on our re-built Guam store. This footprint averages 35,000 to 40,000 square feet. The larger and improved footprint allows us to add retail enhancements such as fresh produce by the pound and rotisserie chicken, features we successfully added to our recently reopened store in Dededo, Guam, as well as the Sonora, California, store.

We have developed a standard lease that we use as a starting point for our lease negotiations with each potential landowner/developer. We routinely negotiate 10-year leases with at least two five-year renewal options. The following is a summary of our facility locations:

Location	Date Opened	Approximate Store Square Footage	Original Lease Term	Current Expiration Date	Remaining Options to Extend
Dededo, Guam	May 1, 1992	38,800	15 years	May 31, 2017	10 years
Hilo, Hawaii	August 27, 1992	23,000	15 years	August 31, 2007	10 years
Kapaa, Kauai	March 18, 1993	22,000	17 years	April 22, 2010	10 years
St. Thomas, USVI (Land Lease)	June 25, 1998	36,000	20 years	September 30, 2017	30 years
Sonora, CA	January 27, 1994	23,150	10 years	April 30, 2009	5 years
St. Croix, USVI (1)	November 3, 1994	26,210	10 years	Expired (1)
Tamuning, Guam	March 15, 1995	35,000	15 years	March 1, 2010	10 years
Pago Pago, American Samoa (2)	March 20, 1995	32,055	10 years	February 28, 2015	5 years
Suva, Fiji	November 12, 1998	30,000	10 years	November 1, 2008	10 years
Curacao, Netherlands Antilles	March 2, 1999	38,711	10 years	February 1, 2009	10 years
St. Maarten, Netherlands Antilles (Land Lease)	June 29, 2000	36,000	25 years	February 25, 2024	30 years

(1)	We are currently in the process of building a new St. Croix store on a parcel of land, which is located closer to the main trade area in the center of the island. This new building will expand the size of our St. Croix store by about 45% to approximately 38,000 square feet. We expect this new store to open during the second quarter of 2005. We are currently operating in our existing location under a short-term lease with our current landlord until such time as we can move into our new location.
(2)	In February 2005, we entered into a new lease agreement with our existing landlord in American Samoa. The term of the lease is for ten (10) years and commences on March 1, 2005, subject to one option to extend the term of the lease for five (5) years.

Although we are currently financing the land and construction of our new St. Croix store with existing working capital, it is our intent to eventually finance the relocation of our St. Croix store, and any future relocations and new stores, either through an operating lease, a sale-leaseback arrangement or by obtaining long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not available on acceptable terms, we expect to finance our stores utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

Currently, we have no plans to open stores in new markets during 2005, but we are in the process of exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next few years.

On April 5, 2004, we relocated our principal offices to a new location approximately ten miles from our former offices. Our new lease consists of approximately 9,000 square feet of office space in Bellevue, Washington, and expires on March 31, 2009.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 26, 2004.

PART II

Item 5.    Market for Company’s Common Stock and Related Shareholder Matters

Our common stock is currently traded on the Nasdaq SmallCap Market under the symbol “CULS.” The number of shareholders of record of our common stock at March 15, 2005, was 52.

The last sale price of our common stock on the Nasdaq SmallCap Market on March 15, 2005 was $9.77 per share. High and low sales prices for our common stock for the periods indicated in 2004 and 2003, are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Stock Price
Year	High	Low
Fiscal 2004 (ended December 26, 2004)
First Quarter	$7.35	$2.90
Second Quarter	7.23	4.65
Third Quarter	7.00	4.75
Fourth Quarter	6.52	4.95

Fiscal 2003 (ended December 28, 2003)
First Quarter	$1.23	$0.70
Second Quarter	2.60	0.99
Third Quarter	2.98	1.84
Fourth Quarter	3.89	2.36

We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

The following selected financial data, excluding the selected operating data, is derived from our audited consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. Our fiscal year ends on the last Sunday in December. All years presented represent 52-week fiscal years except fiscal 2000, which was a 53-week fiscal year.

Selected Consolidated Financial and Operating Data
(in thousands, except per share data, average sales per square foot, number of stores and percentage data)

	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000
Income Statement Data:
Net sales	$209,390	$177,066	$176,190	$177,856	$186,299
Gross profit	38,524	31,503	29,215	28,932	28,349
Operating Expenses:
Store	26,408	22,304	22,181	21,288	21,775
General and administrative	7,103	6,853	5,934	5,786	6,421
Store opening	188	287	14	68	518
Store closing	0	0	0	0	3,740
Operating income (loss)	4,825	2,059	1,086	1,790	(4,105)
Interest expense, net	(437)	(458)	(375)	(589)	(663)
Other income (expense)	80	710	(236)	(155)	(283)
Income (loss) before income taxes	4,468	2,311	475	1,046	(5,051)
Income tax provision	1,780	930	190	490	460
Net income (loss)	$2,688	$1,381	$285	$556	$(5,511)
Earnings (loss) per common share:
Basic	$0.72	$0.38	$0.08	$0.15	$(1.53)
Diluted	$0.69	$0.38	$0.08	$0.15	$(1.53)
Weighted average common shares outstanding, basic	3,732	3,614	3,606	3,606	3,599
Weighted average common shares outstanding, diluted	3,916	3,671	3,615	3,607	3,599

Selected Operating Data:
Stores opened	0	1	0	0	1
Stores closed (1)	0	0	1	1	2
Stores open at end of period	11	11	10	11	12
Average net comparable store sales per square foot(2)(3)	$590	$530	$490	$485	$498
Comparable-store net sales increase (decrease)(2)(3)	13.6%	8.2%	1.4%	(4.7)%	(2.2)%

Consolidated Balance Sheet Data:
Working capital	$8,614	$6,567	$4,707	$2,568	$535
Total assets	46,202	40,940	40,190	41,606	41,717
Line of credit	0	960	2,367	2,173	2,700
Long-term debt, less current portion	2,277	2,544	2,811	3,077	3,344
Capital lease, less current portion	607	0	0	0	0
Total shareholders’ equity	19,933	17,000	15,595	15,341	14,794

(1)	On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm but reopened shortly thereafter on December 12, 2002. Our Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

(2)	Fiscal 2000 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 2000 have been adjusted to reflect a 52-week year. Our fiscal quarters are 13 weeks, except 4th quarter 2000, which was a 14 week quarter.

(3)	A new store becomes comparable after it has been open for a full 13 months. Comparable-store net sales increases for fiscal 2002, fiscal 2003 and fiscal 2004 are calculated on stores excluding the Guam market as our Dededo store was closed from December 8, 2002, until its reopening on October 3, 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward-looking. Forward-looking statements reflect management’s current expectations and are subject to risks and uncertainties discussed below, and identified in the section of this annual report on Form 10-K entitled “Risk Factors That May Affect Future Results”, that could cause actual results to differ materially from historical results or those anticipated.

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

Our stores are patterned after the warehouse club concept, although the stores (i) are smaller (averaging approximately 31,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items, and (iv) do not charge a membership fee. Although we do not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

We are currently in the process of building a new St. Croix store on a parcel of land located closer to the main trade area in the center of the island than our existing store. This new building will expand the size of our St. Croix store by about 45% to approximately 38,000 square feet. We expect this new store to open during the second quarter of 2005. We are currently operating in our existing location under a short-term lease with our current landlord until such time as we can move into our new location.

On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12, 2002. Our Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

During fiscal 2004, we continued to experience improvements in comparable-store sales (stores open for a full 13 months) and gross margin, which resulted in higher net income and earnings per share. These improvements were due to several factors including better sourcing, pricing, and other merchandising initiatives in our stores, as well as the reopening of our Dededo, Guam store. In addition, some of our markets, including Guam, Hawaii and St. Thomas, saw an improvement in their general economic conditions.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain consolidated income statement data.

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Net sales	100.0%	100.0%	100.0%
Gross margin	18.4	17.8	16.6
Operating Expenses:
Store	12.6	12.6	12.6
General and administrative	3.4	3.9	3.4
Store opening	0.1	0.2	—
Operating income	2.3	1.2	0.6
Interest expense, net	(0.2)	(0.3)	(0.2)
Other income (expense)	—	0.4	(0.1)
Income before income taxes	2.1	1.3	0.3
Income tax provision	0.8	0.5	0.1
Net income	1.3%	0.8%	0.2%

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net sales in fiscal 2004 of $209.4 million increased 18.3%, as compared to net sales of $177.1 million for the comparable period in the prior year. Approximately 50% of the increase was due to the reopening of our store in Dededo, Guam in October 2003. The balance of the increase was due to comparable-store sales increases offset by a decline in business-to-business sales as compared to fiscal 2003. We expect the level of business-to-business activity for fiscal 2005 to be lower than fiscal 2004, as we de-emphasize such sales.

Comparable-store sales (stores open for a full 13 months) increased 13.6% during fiscal 2004 as compared to fiscal 2003. Comparable-store sales are calculated on stores excluding the Guam market as our Dededo, Guam store was closed during the corresponding periods in the prior year and during those periods our Tamuning, Guam store benefited from the temporary closure of our Dededo store. All of our other stores experienced increased sales as compared to the prior year, primarily due to improvements in our assortment of food and general merchandise, operating improvements including better in-stock inventory levels and improved economic conditions in some of our markets.

Gross Margin. Gross margin improved to $38.5 million, or 18.4% of sales, in fiscal 2004 from $31.5 million, or 17.8% of sales, in fiscal 2003. The increase in gross profit as a percent of sales resulted primarily from better sourcing, pricing and merchandising of goods in our stores and a stronger mix of retail store sales, with typically higher margins, as compared to business-to-business sales, which generally provide a lower gross margin but are executed at minimal direct expense.

Store Expenses. Store expenses increased to $26.4 million for fiscal 2004 as compared to $22.3 million for fiscal 2003, but remained flat as a percent of sales at 12.6% of sales for both fiscal 2004 and fiscal 2003. Approximately 50% of the dollar increase in store expenses was attributable to increased expenses associated with operating eleven stores during all of fiscal 2004 as compared to ten stores for ten of the twelve months in fiscal 2003. The remainder of the dollar increase was primarily attributable to a 43% increase in commercial insurance expense, a 13% increase in energy (utility) expense and a 3% increase in rent expense, accelerated depreciation related to the planned 2005 relocation of our St. Croix store, and higher volume-related expenses such as payroll and bankcard fees. As a percent of store sales, payroll and related costs declined in 2004 to 5.2% as compared to 5.5% of store sales in 2003.

General and Administrative Expense. General and administrative expenses increased to $7.1 million in fiscal 2004, as compared to $6.9 million in fiscal 2003. The increase was primarily due to a 34% increase in compensation costs largely resulting from increased performance based awards pursuant to our incentive bonus program. Additionally, we had a 36% increase in commercial insurance costs, partially offset by non-recurring costs incurred in 2003 in connection with a $0.5 million write-down of idle fixed assets from previously closed stores and the acceleration of depreciation of leasehold improvements related to our corporate office move, as well as fiscal 2003 transaction costs incurred in connection with our discussions with ASSI, Inc. regarding a potential strategic business combination that did not occur. General and administrative expenses as a percent of sales decreased to 3.4% in fiscal 2004, as compared to 3.9% in the corresponding period in the prior year, primarily due to the leveraging of corporate expenses over increased store sales.

Store Opening Expense. Store opening expenses were $188,000 in fiscal 2004, as compared to $287,000 in fiscal 2003. Store opening expense in fiscal 2004 related to costs associated with the evaluation of potential new store locations and current store relocations. Store opening expenses in fiscal 2003 primarily related to the reopening of our Dededo, Guam store. We expect store opening expenses in fiscal 2005 to be slightly higher than those incurred in fiscal 2004, as we relocate our St. Croix store.

Net Interest Expense. Interest expense, net, decreased to $0.4 million in fiscal 2004 as compared to $0.5 million in fiscal 2003, as borrowings on our line of credit decreased compared to the prior year.

Other income (expense): Other income of $0.1 million in fiscal 2004 was primarily attributable to gains on foreign currency transactions and translation of intercompany balances for transactions that exceeded the permanent investments in those countries. Other income of $0.7 million in fiscal 2003 included a gain of $0.4 million related to the receipt of insurance reimbursements for damage to inventory and equipment sustained from the supertyphoon in Guam and gains of $0.3 million on foreign currency transactions and translation of intercompany balances for transactions that exceeded the permanent investments in those countries. The income on foreign currency in both fiscal years was primarily attributable to appreciation in the Fijian dollar as compared to the U.S. dollar.

Income Tax Provision. We recorded a tax provision in fiscal 2004 of $1.8 million, or 39.8% of pre-tax income. The tax provision represents taxes associated with income generated in the U.S. and U.S. Territories. No taxes or tax benefits were provided on foreign pre-tax losses in fiscal 2004, as we cannot predict whether we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

As of December 26, 2004, we have foreign net operating loss carryforwards (“NOL’s”) of approximately $8.2 million, some of which, if not utilized, will begin expiring in the year 2006. The NOL’s include approximately $4.5 million related to Curacao and St. Maarten which are not subject to expiration time limits. Our ability to utilize the NOL’s carryforwards is dependent upon generating taxable income in the foreign jurisdictions. As a result, we have recorded a valuation allowance of $2.4 million attributable to the $2.8 million of tax benefits recorded for net operating loss carryforwards.

Net Income. Our net income was $2.7 million, or $0.69 per fully diluted share, in fiscal 2004, compared to net income of $1.4 million, or $0.38 per fully diluted share, in fiscal 2003.

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

Net Sales. Net sales in fiscal 2003 of $177.1 million increased 0.5% as compared to net sales of $176.2 million for the comparable period in the prior year. The improvement in sales came despite the nine-month closure of our Dededo, Guam, store and lower business-to-business sales in the current year, as nine of our other ten stores experienced comparable sales increases.

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

Store Expenses. Store expenses remained flat at $22.3 million, or 12.6% of sales, for fiscal 2003 as compared to $22.2 million, or 12.6% of sales, in fiscal 2002. During fiscal 2003, increases in insurance, utilities and volume related expenses such as payroll and bank/bankcard fees were offset by a $1.1 million reduction in store expenses attributable to the nine month closure of our Dededo, Guam, store. As a percent of sales, payroll declined in 2003 as compared to 2002.

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

Store Opening Expense. Store opening expenses were $287,000 in fiscal 2003, as compared to $14,000 in fiscal 2002. Store opening expenses in fiscal 2003 primarily related to the reopening of our Dededo, Guam store. Store opening expense in fiscal 2002 related to costs associated with the evaluation of potential new store locations.

Net Interest Expense. Interest expense, net, increased to $0.5 million in fiscal 2003 as compared to $0.4 million in fiscal 2002. The increase was primarily due to commitment fees and the higher interest rate (approximately 1.5% higher than 2002) associated with our new line of credit entered into on April 9, 2003.

Other income (expense): Other income of $0.7 million in fiscal 2003 included a gain of $0.4 million related to the receipt of insurance reimbursements for damage to inventory and equipment sustained from the supertyphoon in Guam and gains of $0.3 million on foreign currency transactions and translation of intercompany balances for transactions that exceeded the permanent investments in those countries. Other expense of $0.2 million in fiscal 2002 included expense of $0.4 million related to losses sustained from the supertyphoon that we did not expect to recover from insurance, offset by gains of $0.2 million on foreign currency transactions and translation. The income on foreign currency in both fiscal years was primarily attributable to appreciation in the Fijian dollar as compared to the U.S. dollar.

Income Tax Provision. We recorded a tax provision in fiscal 2003 of $0.9 million, or 40.2% of pre-tax income. The tax provision represents taxes associated with income generated in the U.S. and U.S. Territories. No taxes or tax benefits were provided on foreign pre-tax losses in fiscal 2003, as we cannot predict whether we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

As of December 28, 2003, we had foreign net operating loss carryforwards (“NOL’s”) of approximately $6.4 million, which, if not utilized, will begin expiring in the year 2006. NOL’s in Curacao and St. Maarten of approximately $2.9 million are not subject to expiration time limits. Our ability to utilize the NOL’s carryforwards is dependent upon generating taxable income in the foreign jurisdictions. As a result, we have recorded a valuation allowance of $2.2 million attributable to the $2.3 million of tax benefits recorded for net operating loss carryforwards. We had tax credit carryforwards of $0.2 million as of December 29, 2002, expiring between 2005 and 2006. During 2003, we were able to utilize a portion of the tax credit carryforward.

Net Income. Our net income was $1.4 million, or $0.38 per fully diluted share, in fiscal 2003, compared to net income of $0.3 million, or $0.08 per fully diluted share, in fiscal 2002.

Liquidity and Capital Resources

We currently finance our operations with proceeds from various credit facilities and internally generated funds. We intend to finance the relocation of our St. Croix store, and any future relocations and new stores, either through an operating lease, a sale-leaseback arrangement or by obtaining long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not available on acceptable terms, we expect to finance our stores utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

We generated $5.7 million and $3.9 million of net cash from operations during fiscal 2004 and fiscal 2003, respectively. We utilized $30,000 of net cash for operations in fiscal 2002. The increase in net cash provided by operations in 2004 as compared to 2003, was primarily due to an increase in net income of $1.3 million and an increase in accounts payable of $3.3 million, partially offset by an increase in cash used for inventory of $2.7 million. The increase in net cash provided by operations in 2003, as compared to 2002, was primarily due to an increase in net income of $1.1 million, an increase in accrued expenses of $3.0 million, and the receipt of insurance proceeds on inventory lost in the Supertyphoon in Guam and payments received on accounts receivable of $1.5 million.

Net cash used in investing activities was $2.5 million, $1.9 million and $0.4 million, for fiscal years 2004, 2003 and 2002, respectively. The cash used in investing activities in fiscal 2004 was primarily due to the purchase of land in St. Croix for approximately $0.9 million and costs associated with the construction of the building on this parcel of land where we plan to relocate our St. Croix store. The relocated store will be closer to the main trade area in the center of the island than the existing store. Additionally, we intend to expand the size of the new St. Croix store by about 45% to 38,000 square feet. We expect to incur an additional $3.5 to $4.5 million for the cost of site development, the new building and equipment. We intend to relocate our St. Croix store to this new location during the second quarter of fiscal 2005. The cash used in investing activities in 2003 primarily related to the reopening of our Dededo, Guam store. The proceeds from insurance settlement received in both 2004 and 2003 relates to insurance reimbursements received on fixed assets lost in the Supertyphoon in Guam. The cash used in fiscal 2002 was for general store improvements. We currently have no plans to open stores in new markets during fiscal 2005, but we are in the process of exploring expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

Net cash used by financing activities of $1.1 million in fiscal 2004 was primarily due to a $1.0 million reduction in the balance on our line of credit and a $0.8 million decrease in bank checks outstanding, partially offset by $0.8 million of funds received on the sale-leaseback of equipment in Guam. In fiscal 2003, $1.4 million was used to reduce the balance on our line of credit, which was offset by an increase of $1.5 million in bank checks outstanding. Net cash provided by financing activities of $0.3 million in fiscal 2002 was due to borrowings on our line of credit and an increase in bank checks outstanding, partially offset by reductions in the outstanding borrowings on our long-term debt.

Foreign currency translation resulted in a gain of $15,000 in fiscal 2004 and losses of $0.2 million and $0.1 million in fiscal years 2003 and 2002, respectively. The foreign currency translation gains and losses are a result of the translation of our subsidiaries’ operating results and balance sheets from local currencies to U. S. dollars.

We have a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. At December 26, 2004, there were no borrowings outstanding on the line of credit, but there was $0.1 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.7 million. Borrowings under the line of credit are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. The interest rate on borrowings under the line of credit is equal to Wells Fargo’s prime rate plus 0.5%, which was 5.75% at December 26, 2004. A fee of 0.25% is charged on the unused portion of the line of credit and we are required to pay Wells Fargo not less than $0.1 million of interest each calendar year. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth, as well as limitations on acquisitions, additional debt, changes in control and capital expenditures.

A significant portion of our cash flow is generated by our operations. If our operating results deteriorate as a result of a decrease in customer demand, declining economic conditions in the markets in which we have stores, or pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next 12 months. However, if such sources of liquidity are unavailable or insufficient to satisfy our liquidity requirements, we may need to issue equity or debt securities, obtain additional credit facilities or consider alternative financing arrangements. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

Contractual Obligations

As of December 26, 2004, our commitments to make future payments under long term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$2,544	$267	$534	$534	$1,209
Operating Leases (1)	33,803	4,775	9,282	7,318	12,428
Capital Lease	840	140	280	280	140
Total	$37,187	$5,182	$10,096	$8,132	$13,777

(1)	Adjusted to reflect new lease agreement entered into in February 2005 for our store in American Samoa.

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, “Accounting for Stock-Based Compensation” and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply Statement 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to use the modified-prospective method, effective with our third quarter of fiscal 2005. We believe that our adoption of this new accounting standard will not have a material impact on our results of operations or financial position, as we have a limited amount of options available for issuance in the future.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We operate stores in foreign countries and have market risks associated with foreign currencies. However, sales are primarily made in U.S. dollars or foreign currencies with minimal trade credit extended and no borrowings exist in foreign currencies. Cash deposited from sales are remitted back to the U.S. bank account, routinely.

We record gains and losses on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries in Other Income (Expense). Gains and losses are primarily attributable to appreciation and (depreciation) in the Fijian dollar as compared to the U.S. dollar.

We operate in three foreign countries that function under currencies other than the US dollar. Two of the these foreign countries operate under the Netherland Antilles Guilder that has historically had an exchange rate fixed to the U.S. dollar but there can be no assurance that this will continue. If the Netherland Antilles Guilder is allowed to float this would lead to an increase in foreign exchange volatility and risk which could have a materially adverse effect on the Company’s business, financial condition and operating results. There is also the possibility these three foreign countries that function under currencies other than the U.S. dollar could devalue their currency against the U.S. dollar at any time and if this was to occur there could be a materially adverse effect on the Company’s business, financial condition and operating results.

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

We did not have any derivative financial instruments as of December 26, 2004.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included beginning on page 26 of this Report:

REPORT OF GRANT THORNTON LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cost-U-Less, Inc.

We have audited the accompanying consolidated balance sheet of Cost-U-Less, Inc. as of December 26, 2004 and December 28, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cost-U-Less, Inc. as of December 26, 2004 and December 28, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule listed in Item 15 for two years in period ended December 26, 2004 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Seattle, Washington
February 25, 2005

REPORT OF DELOITTE & TOUCHE LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cost-U-Less, Inc.
Bellevue, Washington

We have audited the consolidated balance sheet of Cost-U-Less, Inc. and subsidiaries (collectively, the Company) as of December 29, 2002 (not presented herein) and the accompanying related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 29, 2002. Our audit also included the consolidated financial statement schedule listed in Item 15 for the year ended December 29, 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2002 (not presented herein), and the results of their operations and their cash flows for the year ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the corresponding period, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 13, 2003 (April 10, 2003 as to Note 4)

COST-U-LESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Net sales	$209,390	$177,066	$176,190
Merchandise costs	170,866	145,563	146,975
Gross profit	38,524	31,503	29,215
Operating expenses:
Store	26,408	22,304	22,181
General and administrative	7,103	6,853	5,934
Store openings	188	287	14
Total operating expenses	33,699	29,444	28,129
Operating income	4,825	2,059	1,086
Other income (expenses):
Interest expense, net	(437)	(458)	(375)
Other	80	710	(236)
Income before income taxes	4,468	2,311	475
Income tax provision	1,780	930	190
Net income	$2,688	$1,381	$285
Earnings per common share:
Basic	$0.72	$0.38	$0.08
Diluted	$0.69	$0.38	$0.08
Weighted average common shares outstanding, basic	3,731,754	3,613,988	3,606,376
Weighted average common shares outstanding, diluted	3,915,808	3,670,908	3,614,514

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 26, 2004	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,081	$4,093
Insurance receivable	—	1,135
Accounts receivable (net of allowance of $205 and $208 in 2004 and 2003, respectively)	805	838
Income tax receivable	—	528
Inventories	23,140	19,540
Prepaid expenses	365	400
Deferred taxes, net	688	745
Total current assets	31,079	27,279
Buildings and equipment, net	14,345	12,862
Deposits and other assets	778	799
Total assets	$46,202	$40,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,132	$15,240
Accrued expenses	5,937	4,245
Income taxes payable	27	0
Line of credit	—	960
Current portion of long-term debt	267	267
Current portion capital leases	102	0
Total current liabilities	22,465	20,712
Deferred rent	527	498
Deferred taxes, net	393	186
Long-term debt, less current portion	2,277	2,544
Capital lease, less current portion	607	0
Total liabilities	26,269	23,940

Commitments and Contingencies	—	—

Shareholders’ equity:
Preferred stock—$0.001 par value; Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock—$0.001 par value; Authorized shares—25,000,000; Issued and outstanding shares, 3,751,306 and 3,688,376 in 2004 and 2003, respectively	12,795	12,597
Retained earnings	7,911	5,223
Accumulated other comprehensive loss	(773)	(820)
Total shareholders’ equity	19,933	17,000
Total liabilities and shareholders’ equity	$46,202	$40,940

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 30, 2001	3,606,376	$12,446	$3,557	$(662)	$15,341
Net income	—	—	285	—	285
Foreign currency translation adjustments	—	—	—	(31)	(31)
Comprehensive income					254

Balance at December 29, 2002	3,606,376	12,446	3,842	(693)	15,595
Net income	—	—	1,381	—	1,381
Foreign currency translation adjustments	—	—	—	(127)	(127)
Comprehensive income					1,254
Exercise of common stock options including income tax benefit	82,000	151	—	—	151
Balance at December 28, 2003	3,688,376	12,597	5,223	(820)	17,000
Net income	—	—	2,688	—	2,688
Foreign currency translation adjustments	—	—	—	47	47
Comprehensive income					2,735
Stock based compensation	—	9	—	—	9
Exercise of common stock options including income tax benefit	62,930	189	—	—	189
Balance at December 26, 2004	3,751,306	$12,795	$7,911	$(773)	$19,933

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	December 26, 2004	December 28, 2003	December 29, 2002
OPERATING ACTIVITIES:
Net income	$2,688	$1,381	$285
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,849	1,816	1,831
(Gain) loss on property damaged by Supertyphoon Ponsonga	—	(411)	350
(Gain) loss on buildings and equipment	(31)	436	33
Deferred tax (benefit) provision	264	(5)	326
Allowance for doubtful accounts	(3)	(16)	104
Stock option expense	9	—	—
Cash provided (used) by changes in operating assets and liabilities:
Insurance receivable	410	607	(42)
Accounts receivable	36	891	(68)
Income tax receivable	555	276	(436)
Inventories	(3,600)	(914)	(353)
Prepaid expenses	35	(108)	32
Deposits and other assets	26	(16)	18
Accounts payable	1,708	(1,624)	(805)
Accrued expenses	1,676	1,637	(1,319)
Deferred rent	29	(31)	14
Net cash provided (used) by operating activities	5,651	3,919	(30)

INVESTING ACTIVITY:
Cash used to purchase buildings and equipment	(3,258)	(1,987)	(435)
Proceeds from insurance settlement	725	121	—
Net cash used by investing activities	(2,533)	(1,866)	(435)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options .	189	151	—
Proceeds (payments) from (on) line of credit, net	(960)	(1,407)	194
Increase (decrease) in bank checks outstanding	(816)	1,415	369
Proceeds from capital lease obligations	805	—	—
Payments on capital lease obligations	(96)	—	—
Payments on long-term debt	(267)	(267)	(266)
Net cash provided (used) by financing activities	(1,145)	(108)	297
Foreign currency translation adjustments	15	(235)	(109)
Net increase (decrease) in cash and cash equivalents	1,988	1,710	(277)
Cash and cash equivalents:
Beginning of period	4,093	2,383	2,660
End of period	$6,081	$4,093	$2,383
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash activities:
Writeoff of Inventory lost in Supertyphoon and accrual of related costs	$—	$—	$1,165
Writeoff of Fixed Assets lost in Supertyphoon	—	—	603
Establishment of Insurance Receivable for Supertyphoon losses	—	—	1,418
Cash paid during the period for:
Interest	$486	$458	$382
Income taxes	857	597	200

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At December 26, 2004, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company’s two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company’s Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12, 2002. The Company’s Dededo store, however, suffered more significant damage and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

Fiscal Year

The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. The years ended December 26, 2004, December 28, 2003 and December 29, 2002 were 52-week fiscal years.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji and New Zealand. All inter-company accounts and transactions have been eliminated in consolidation.

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

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Financial Instruments

The carrying value of financial instruments, including cash, cash equivalents, receivables, payables, and long-term debt, approximates market value at December 26, 2004 and December 28, 2003. The carrying value of cash, cash equivalents, receivables and payables approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair value based on the variable interest rates charged on the debt.

Inventories

Inventory consists of retail merchandise inventory and is carried at the lower of average cost or market.

Accounts Receivable, net

Accounts receivable consist primarily of receivables from local businesses and government agencies, vendor rebates and promotional allowances and other miscellaneous amounts due to the Company. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Buildings and Equipment

Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings are generally depreciated over thirty-five years; equipment and fixtures are depreciated over three to ten years; and leasehold improvements are amortized over the lesser of the initial term of the lease or the assets’ estimated useful life. Equipment acquired under capitalized leases is depreciated over the shorter of the asset’s estimated useful life or the life of the related lease.

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

Accounts Payable

The Company’s major bank accounts are replenished as checks are presented. Accordingly, included in accounts payable at December 26, 2004 and December 28, 2003 are $3.5 million and $4.4 million, respectively, representing the excess of outstanding checks over cash on deposit in the accounts on which the checks were drawn.

Insurance/Self Insurance Liabilities

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Revenue Recognition

The Company recognizes revenue from product sales when the customer purchases the products, generally at the point of sale.

Merchandise Costs

Merchandise Costs consist of the purchase price of inventory sold, inbound shipping charges and all costs related to our depot operations, including freight from depots to selling warehouses. Merchandise costs also include salaries and other related expenses incurred in certain fresh food departments.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Vendor Allowances

Periodic payments from vendors in the form of volume rebates or other allowances that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate and as a component of cost of sales as the merchandise is sold. Other consideration received from vendors is generally recorded as a reduction of merchandise costs upon completion of the terms of the related agreement, or by other systematic and rational approach. Vendor allowances received for advertising programs reduce the Company’s expense for the related advertising program.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 2004, 2003 and 2002 were not considered material to the Company’s operating results.

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

Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

	2004	2003	2002
	(Net income in thousands)
Net income as reported	$2,688	$1,381	$285
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	223	132	172
Net income pro forma	$2,465	$1,249	$113
Earnings per common share, basic as reported	$0.72	$0.38	$0.08
Earnings per common share, basic pro forma	$0.66	$0.35	$0.03
Earnings per common share, diluted as reported	$0.69	$0.38	$0.08
Earnings per common share, diluted pro forma	$0.63	$0.34	$0.03

The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

	2004	2003	2002
Risk-free interest rate	3.13%	3.90%	3.37%
Expected life	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%
Volatility	74%	74%	75%

The weighted average fair values of options granted in 2004, 2003, and 2002 were $1.61, $0.78 and $0.42, respectively.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Segment Reporting

The Company operates mid-sized warehouse club-style stores in the United States (U.S.), U.S. Territories, and foreign island countries throughout the Pacific and the Caribbean. The Company’s retail operations are its only reportable segment. The financial information used by the Company’s chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, “Accounting for Stock-Based Compensation” and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first interim reporting period that begins after June 15, 2005, and the Company plans on using the modified-prospective method, effective with its third quarter of fiscal 2005. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company’s results of operations or financial position, as the Company has a limited amount of options available for issuance in the future.

Reclassifications

Certain reclassifications of prior years’ balances have been made for consistent presentation with the current year.

2.    Insurance Receivable

On December 8, 2002, the Company’s two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company’s Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12, 2002. The Company’s Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

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

During the fourth quarter of fiscal 2003, the Company recorded a gain of $0.4 million in Other Income/(Expense), which represented a pre-tax gain on the receipt of insurance reimbursements for damage to its inventory and equipment. In January 2004, the Company received payment for the entire $1.1 million of insurance receivables recorded on the balance sheet as of December 28, 2003.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3.    Buildings and Equipment

Buildings and equipment consist of the following (in thousands) at:

	December 26, 2004	December 28, 2003
Buildings	$7,175	$7,113
Equipment	15,528	15,438
Leasehold improvements	1,234	1,268
Leased equipment under capital lease	805	—
Buildings, equipment and leasehold improvements	24,742	23,819
Less accumulated depreciation and amortization	12,681	10,999
Net book value of depreciable assets	12,061	12,820
Building under construction	2,253	—
Computer system and software development in progress	31	42
Total Buildings and Equipment	$14,345	$12,862

During fiscal 2003, the Company wrote off $0.4 million of inactive equipment from previously closed stores.

Included in Equipment at December 28, 2003, is $0.8 million of equipment residing in the Company’s reconstructed store in Dededo, Guam. In January 2004, the Company sold and leased back this equipment under a seven year capital lease.

4.    Line of Credit

On April 9, 2003, the Company entered into a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.7 million. At December 26, 2004, there were no borrowings outstanding on the line of credit. At December 26, 2004, there were $0.1 million utilized for standby letters of credit and $0.1 million set aside for other reserves.

Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. The line of credit, as amended, provided for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if the Company met certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004. As the Company met the certain net income levels from December 29, 2003, through June 27, 2004, specified in the March 2, 2004, amendment, its interest rate was reduced from August 1, 2004, forward to the financial institution’s prime rate plus 0.5%. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus (i) 1.5% in January and February, (ii) 1.0% in March through July, and (iii) 0.5% in August through December 2004. At December 26, 2004, the rate charged by the financial institution was 5.75%.

A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures. The Company believes that it is currently in compliance with all such covenants.

5.    Long-Term Debt

In conjunction with the construction of the St. Thomas store in 1998, the Company entered into a $2.0 million note payable to a bank which matures in June 2013. Interest on the note at December 26, 2004 is at the prime rate plus 1% (6.25%). As of December 26, 2004, there was a balance owed of $1.1 million, which is secured by a first leasehold priority mortgage on the St. Thomas building. The Company makes principal payments of approximately $11,000 per month, plus interest.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In November 1999, the Company entered into a $2.0 million credit facility with a financial institution to fund the construction of the St. Maarten store. The note payable matures in June 2015. As of December 26, 2004, there was a balance owed of $1.4 million against this credit facility. Interest on the note at December 26, 2004 is at the prime rate plus 1% (6.25%). The credit facility is secured by a first leasehold security interest on the St. Maarten property. The Company makes principal payments of approximately $11,000 per month, plus interest.

Maturities of long-term debt are as follows (in thousands):

2005	$267
2006	267
2007	267
2008	267
2009	267
Thereafter	1,209
Total	$2,544

6.    Contingencies

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s business, financial condition or results of operations.

7.    Interest Expense, Net

The components of interest expense, net are as follows (in thousands):

	2004	2003	2002
Interest expense	$450	$459	$376
Capitalized interest	(12)	—	—
Interest income	(1)	(1)	(1)
Interest expense, net	$437	$458	$375

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8.    Income Taxes

Income before income taxes by jurisdiction is as follows (in thousands):

	2004	2003	2002
United States	$1,655	$1,049	$1,126
U.S. Territories	2,444	1,134	(560)
Foreign	369	128	(91)
Income before income taxes	$4,468	$2,311	$475

The provision for income taxes is as follows (in thousands):

	2004	2003	2002
Current income taxes:
United States	$506	$470	$71
U.S. Territories	1,010	465	(207)
Foreign	0	0	0
Current income taxes	1,516	935	(136)
Deferred income taxes
United States	134	(121)	298
U.S. Territories	18	(45)	28
Foreign	112	161	0
Deferred income taxes	264	(5)	326
Provision for income taxes	$1,780	$930	$190

A reconciliation of the Company’s effective tax rate with the federal statutory rate of 34% for the years ended December 26, 2004, December 28, 2003, and December 29, 2002, is as follows (dollars in thousands):

	2004		2003		2002
Tax at U.S. Statutory Rate	$1,519	34.0%	$786	34.0%	$162	34.0%
Non-Deductible Permanent Differences	3	0.1%	3	0.1%	3	0.6%
Foreign Tax Losses not Benefited	290	6.5%	165	7.1%	568	119.6%
Foreign Tax Credit not Utilized	(17)	(0.4)%	(68)	(2.9)%	(542)	(114.1)%
Statutory Rate Difference as Compared to U.S. Statutory Rate	56	1.2%	38	1.6%	19	4.0%
Other	(71)	(1.6)%	6	0.3%	(20)	(4.2)%
Effective Income Tax Rate	$1,780	39.8%	$930	40.2%	$190	40.0%

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 26, 2004	December 28, 2003
Deferred tax assets
Inventory adjustments	$207	$205
Vacation accrual	310	330
Deferred rent	178	143
Store closure reserve	97	117
Net operating loss carryforward—foreign	2,836	2,277
Foreign tax credits	114	131
Other	(21)	(20)
Total deferred tax assets	3,721	3,183
Valuation allowance	(2,418)	(2,184)
	1,303	999
Deferred tax liabilities
Cash discounts	(20)	(18)
Fixed asset basis difference	(988)	(422)
Total deferred tax liabilities	(1,008)	(440)
Net deferred tax assets	$295	$559

Net deferred tax assets are classified on the balance sheet as follows (in thousands):

	December 26, 2004	December 28, 2003
Current assets	$688	$745
Long-term liabilities, net	(393)	(186)
Net deferred tax assets	$295	$559

As of December 26, 2004, the Company has foreign net operating loss carryforwards (“NOL’s”) of approximately $8.2 million, some of which, if not utilized, will begin expiring in the year 2006. The NOL’s include approximately $4.5 million related to Curacao and St. Maarten which are not subject to expiration time limits. The Company’s ability to utilize the NOL’s carryforwards is dependent upon generating taxable income in the foreign jurisdictions. As a result, the Company has recorded a valuation allowance of $2.4 million attributable to the net operating loss carryforwards.

The Company had tax credit carryforwards of $0.1 million as of December 26, 2004, expiring between 2014 and 2015. During 2003, the Company was able to utilize a portion of the tax credit carryforward. The Company expects to be able to fully utilize the remaining tax credit carryforward of $0.1 million and therefore no valuation allowance is provided.

9.    Shareholders’ Equity

Stock Options

The Company maintains an Amended and Restated 1989 Stock Option Plan (the “1989 Plan”), which provides for the granting of incentive and nonqualified stock options to employees, directors, and consultants of the Company. An aggregate of 398,496 shares of common stock has been authorized for issuance under the 1989 Plan. Options issued under the 1989 Plan vest ratably over five years and expire ten years from the date of grant and were generally granted at prices equal to the fair value on the date of grant. There were 285,885 options available for future grant under the 1989 Plan at December 29, 2002. No additional options will be granted under the 1989 Plan. All options issued under this plan were expired as of December 29, 2002.

In 1998, the Company adopted, and shareholders approved, issuance of the 1998 Stock Incentive Compensation Plan (the “1998 Plan”). The 1998 Plan, as amended, provides for the granting of various stock awards,

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

including stock options and issuance of restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the 1998 Plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are usually granted at prices equal to the fair value on the date of grant. There were 16,882 options available for future grant under the 1998 Plan at December 26, 2004.

A summary of the status of stock option plans as of December 26, 2004, December 28, 2003 and December 29, 2002, and changes during the years then ended are presented below:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	839,243	$ 2.92	921,352	$ 2.86	690,093	$ 3.75
Granted at fair value	156,167	4.43	93,192	2.58	294,367	1.26
Forfeited	(94,291)	6.72	(93,301)	3.60	(63,108)	5.11
Exercised	(62,930)	1.44	(82,000)	1.08	0	0
Outstanding, end of year	838,189	2.88	839,243	2.92	921,352	2.86

The following summarizes information related to options outstanding and exercisable at December 26, 2004:

	Outstanding				Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Contractual Life		Options	Weighted Average Exercise Price
$1.14–1.44	196,167	$1.30	7.16	years	195,167	$1.30
1.50–2.65	355,437	1.93	7.27	years	344,857	1.93
3.07–6.00	225,805	4.64	8.06	years	225,659	4.64
7.00	60,780	7.00	3.22	years	60,780	7.00
	838,189	2.88			826,463	2.89

Preferred Share Purchase Rights

On February 23, 1999, the Company’s Board of Directors declared a dividend distribution of preferred share purchase rights (the “Rights”) pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company’s common stock and have no impact upon the way in which shareholders can trade the Company’s common stock. However, ten days after a person or group acquires 15% or more of the Company’s common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the Company’s common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company’s shares. As of December 26, 2004, no rights have become exercisable.

10.    Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of stock options. Diluted earnings per share are computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands):

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Numerator:
Net income	$2,688	$1,381	$285
Denominator:
Denominator for basic earnings per share—weighted average shares	3,731,754	3,613,988	3,606,376
Effect of potentially dilutive shares:
Stock options	184,054	56,920	8,138
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	3,915,808	3,670,908	3,614,514

Basic earnings per common share	$0.72	$0.38	$0.08
Diluted earnings per common share	$0.69	$0.38	$0.08

The diluted share calculation for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002, excludes 164,947, 320,875 and 761,351 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

11.    Geographic Information

Geographic information pertaining to the Company’s one reporting segment is as follows (in thousands):

	Sales	Long-lived Assets
2004
United States	$43,280	$1,548
U.S. Territories and foreign countries	166,110	13,575
	$209,390	$15,123
2003
United States	$42,519	$1,745
U.S. Territories and foreign countries (1)	134,547	11,916
	$177,066	$13,661
2002
United States	$44,628	$2,976
U.S. Territories and foreign countries (1)	131,562	11,317
	$176,190	$14,293

(1)	On December 8, 2002, the Company’s Dededo store on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in its immediate closure. The store was rebuilt and reopened on October 3, 2003. As of December 29, 2002, the Company had written-off $0.6 million of equipment and leasehold improvements lost in the Supertyphoon in Guam. The Company recovered this write-off from its insurance company in January 2004. Included in long-lived assets of U.S. Territories at December 28, 2003, is $0.8 million of equipment residing in the Company’s reconstructed store in Dededo, Guam. In January 2004, the Company sold and leased back this equipment under a seven year capital lease.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

A summary of the Company’s future minimum lease obligations at December 26, 2004, under noncancellable leases is as follows (in thousands):

Fiscal Year	Operating Leases	Capital Lease
2005	$4,775	$140
2006	4,825	140
2007	4,457	140
2008	4,203	140
2009	3,115	140
Thereafter	12,428	140
Total	$33,803	840
Less imputed interest		(131)
Present value of minimum rental payments		709
Less current portion		(102)
Capital lease obligation		$607

Rent expense under operating leases for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002, totaled $5.4 million, $4.7 million and $5.0 million, respectively.

13.    Employee Benefit Plans

The Company maintains a 40l(k) profit-sharing plan covering all eligible employees over the age of 18 with at least six months of service. Participating employees may elect to defer and contribute up to 15% of their compensation to the plan, subject to annual limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 25%. The Company’s matching contributions to the plan approximated $0.1 million in each of fiscal years 2004, 2003 and 2002.

The Company has a Manager Bonus Program, which provides for annual bonuses for managers based on store and company profitability targets. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under this program totaled $1.4 million, $0.5 million and $0.2 million for fiscal 2004, 2003 and 2002, respectively.

The Company also has a sales incentive bonus program for all store employees based on sales targets and inventory shrink goals. These bonuses are paid monthly and were approximately $0.2 million, $0.1 million and $0.1 million in fiscal 2004, 2003 and 2002, respectively.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

14.    Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations:

					Earnings Per Common Share
	Total Store Weeks in Period	Net Sales	Gross Profit	Net Income	Basic	Diluted
	(in thousands, except store weeks and per-share data)
Fiscal 2004 (1)
First quarter	143	$50,078	$9,066	$537	$0.14	$0.14
Second quarter	143	50,813	9,353	637	0.17	0.16
Third quarter	143	51,088	9,459	554	0.15	0.14
Fourth quarter	143	57,411	10,646	960	0.26	0.24

Fiscal 2003 (1)
First quarter	130	$42,334	$7,368	$226	$0.06	$0.06
Second quarter	130	42,010	7,404	306	0.08	0.08
Third quarter	130	42,258	7,760	281	0.08	0.08
Fourth quarter (2)	142	50,464	8,971	568	0.16	0.15

(1)	The Company’s fiscal quarters are 13 weeks.
(2)	On December 8, 2002, one of the Company’s stores in Guam closed due to damage caused by Supertyphoon Pongsona. The store was rebuilt and it reopened for business on October 3, 2003.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Item 9B.    Other Information

On March 21, 2005, we entered into a short-term agreement with our existing St. Croix landlord to extend our lease term to June 30, 2005 at a rate of $35,000 per month.

PART III

Item 10.    Executive Officers and Directors of the Registrant

Information called for by Part III, Item 10, is incorporated by reference to the information in our proxy statement relating to our annual meeting of shareholders to be held on May 11, 2005.

Item 11.    Executive Compensation

Information called for by Part III, Item 11, is incorporated by reference to the information in our proxy statement relating to our annual meeting of shareholders to be held on May 11, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information called for by Part III, Item 12, is incorporated by reference to the information in our proxy statement relating to our annual meeting of shareholders to be held on May 11, 2005.

Item 13.    Certain Relationships and Related Transactions

Information called for by Part III, Item 13, is incorporated by reference to the information in our proxy statement relating to our annual meeting of shareholders to be held on May 11, 2005.

Item 14.    Principal Accountant Fees and Services

Information called for by Part III, Item 14, is incorporated by reference to the information in our proxy statement relating to our annual meeting of shareholders to be held on May 11, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

(1)	Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on p. 26 of this Report.

(2)	Financial Statement Schedules—Schedule II Valuation and Qualifying Accounts.

The independent auditors’ report with respect to the financial statement schedules appears on page 26 of this annual report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

(3)    Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Cost-U-Less, Inc.		S-1/A	3.1	333-52459	06/05/1998
3.2	Amended and Restated Bylaws of Cost-U-Less, Inc.		10-Q	3.1	000-24543	08/11/2003
4.1	Rights Agreement between Cost-U-Less, Inc. and ChaseMellon Shareholder Services, L.L.C. as rights agent, dated March 15, 1999		8-A	2.1	000-24543	03/15/1999
4.2	Form of Common Stock Certificate of Cost-U-Less, Inc.		S-1/A	4.1	333-52459	07/10/1998
10.1	Amended and Restated 1998 Stock Incentive Compensation Plan*		10-K	10.1	000-24543	04/01/2002
10.2	Form of Stock Option Agreement		10-K	10.2	000-24543	04/01/2002
10.3	Amended and Restated 1989 Stock Option Plan*		S-1	10.2	333-52459	05/12/1998
10.4	Form of Director Stock Option Agreement (Vesting)*		S-1	10.3	333-52459	05/12/1998
10.5	Form of Director Stock Option Agreement (Nonvesting)*		S-1	10.4	333-52459	05/12/1998
10.6	Form of Indemnification Agreement*		10-Q	10.1	000-24543	08/11/2003
10.7	Credit and Security Agreement, dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.		8-K	10.1	000-24543	04/11/2003
10.8	First Amendment dated as of October 17, 2003 to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.		10-K	10.8	000-24543	03/26/2004
10.9	Second Amendment dated as of March 2, 2004 to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.		10-K	10.9	000-24543	03/26/2004
10.10
Third Amendment dated as of November 11, 2004 to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.
		X

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.11	Construction/Permanent Loan Agreement by and among CULUSVI, Inc., Cost-U-Less, Inc. and Banco Popular de Puerto Rico, dated November 6, 1997		S-1	10.8	333-52459	05/12/1998
10.12	Employment Agreement between Cost-U-Less, Inc. and J. Jeffrey Meder, dated October 20, 2004*		8-K	10.1	000-24543	10/26/2004
10.13	Lease Agreement between Westmall Limited and CUL (Fiji) Limited, effective March 1, 1998		S-1/A	10.10	333-52459	06/05/1998
10.14	Lease Agreement between Fiji Public Service Association and CUL (Fiji) Limited, dated June 4, 1998		10-K	10.13	000-24543	03/26/2004
10.15	Lease Agreement between Baroud Real Estate Development N.V. and C.U.L. (Curacao) N.V., dated April 3, 1998		S-1	10.12	333-52459	05/12/1998
10.16	Ground Lease between Market Square East, Inc. and CULUSVI, Inc., dated October 20, 1997		S-1	10.13	333-52459	05/12/1998
10.17	Sublease Agreement between Tamuning Capital Investment, Inc. and Cost-U-Less, Inc., dated July 15, 1994		S-1	10.15	333-52459	05/12/1998
10.18	Lease Agreement between Haleck Enterprises Incorporated and Cost-U-Less, Inc., dated February 3, 2005		8-K	99.1	000-24543	02/09/2005
10.19	Lease Agreement between Inmostrat Corporation and Cost-U-Less, Inc., dated August 1993		S-1	10.17	333-52459	05/12/1998
10.20	Lease Agreement between Hassan Rahman and Cost-U-Less, Inc., dated July 30, 1993		S-1	10.18	333-52459	05/12/1998
10.21	Industrial Real Estate Lease between Hilo Partners and Cost-U-Less, Inc., dated September 1, 1991		S-1	10.19	333-52459	05/12/1998
10.22	Indenture of Lease between H.C.L. Investments, Inc. and Cost-U-Less, Inc., dated August 21, 1992		10-K	10.21	000-24543	04/01/2002
10.23	Amendment to Lease between H.C.L. Investments, Inc. and Cost-U-Less, Inc., dated April 27, 2000		10-K	10.22	000-24543	04/01/2002
10.24	Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten) and CUL Sint Maarten N.V., dated February 19, 1999	X
10.25	Sublease Agreement between New Breed Distribution Corp of California, Inc. and Cost-U-Less, Inc., dated November 1, 1999		10-K/A	10.27	000-24543	04/05/2000
10.26	Lease Agreement between AMB Property, L.P. and Cost-U-Less, Inc., dated November 12, 1999		10-K/A	10.28	000-24543	04/05/2000
10.27	First Amendment to Lease Agreement between AMB Property, L.P. and Cost-U-Less, Inc., dated November 21, 2001		10-K	10.28	000-24543	04/01/2002
10.28	Lease Agreement between BDC One Preston Properties Limited Partnership and Cost-U-Less, Inc., dated April 27, 2000		10-K	10.26	000-24543	04/02/2001
10.29	Lease Agreement between Tonko Reyes, Inc., a Guam corporation and Cost-U-Less, Inc., dated October 22, 2001		10-K	10.30	000-24543	04/01/2002

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.30	Amendment to Lease Agreement between Tonko Reyes, Inc., a Guam corporation and Cost-U-Less, Inc., dated October 22, 2001		10-K	10.29	000-24543	03/26/2004
10.31	Lease Agreement between Sun Life Assurance Company of Canada and Cost-U-Less, Inc., dated November 18, 2003		10-K	10.30	000-24543	03/26/2004
10.32	Executive Severance Plan*		10-K	10.31	000-24543	03/26/2004
10.33	Real Estate Purchase and Sale Agreement dated April 30, 2004, between Mint Capital, Casco Inc., and Cost-U-Less, Inc.		10-Q	10.1	000-24543	08/10/2004
10.34	Summary of Cost-U-Less, Inc. 2005 Incentive Bonus Program*		8-K	99.1	000-24543	12/21/2004
10.35	Summary of Cost-U-Less, Inc. Non-Employee Director Compensation*	X
16.1	Letter re: change in certifying accountant		8-K	16.1	000-24543	06/24/2003
21.1	Subsidiaries of Cost-U-Less, Inc.		10-K	21.1	000-24543	04/01/2002
23.1	Consent of Grant Thornton LLP	X
23.2	Consent of Deloitte & Touche LLP	X
24.10	Power of Attorney (See page 49)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST-U-LESS, INC.

/s/ J. Jeffrey Meder

Date: March 23, 2005	By: J. Jeffrey Meder Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 23rd day of March 2005.

Signature	Title
/s/ GEORGE C. TEXTOR George C. Textor	Chairman of the Board
/s/ J. JEFFREY MEDER J. Jeffrey Meder	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARTIN P. MOORE Martin P. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ ROBERT C. DONEGAN Robert C. Donegan	Director

/s/ DAVID A. ENGER David A. Enger	Director

/s/ GARY W. NETTLES Gary W. Nettles	Director

SCHEDULE II

COST-U-LESS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions	(1) Deductions	Balance at End of Year

Year Ended December 26, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$208,000	$93,000	$96,000	$205,000

Year Ended December 28, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$224,000	$160,000	$176,000	$208,000

Year Ended December 29, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$120,000	$135,000	$31,000	$224,000

(1)	Uncollectible accounts written off, net of recoveries.