Form 10-Q
period 2005-03-27
COST U LESS INC
filed 2005-05-10
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2005

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

The registrant had 3,989,876 common shares, par value $0.001, outstanding at May 5, 2005.

COST-U-LESS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended
	March 27, 2005	March 28, 2004
Net sales	$53,239	$50,078
Merchandise costs	43,665	41,012
Gross profit	9,574	9,066
Operating expenses:
Store	6,727	6,295
General and administrative	1,697	1,745
Store openings	31	40
Total operating expenses	8,455	8,080
Operating income	1,119	986
Other income (expense):
Interest expense, net	(51)	(126)
Other	116	27
Income before income taxes	1,184	887
Income tax provision	450	350
Net income	$734	$537

Earnings per common share:
Basic	$0.19	$0.14
Diluted	$0.18	$0.14
Weighted average common shares outstanding, basic	3,791,050	3,701,722
Weighted average common shares outstanding, diluted	4,085,090	3,859,987

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	March 27, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,066	$6,081
Accounts receivable, net	1,060	805
Inventories, net	23,105	23,140
Other current assets	1,607	1,053
Total current assets	29,838	31,079
Buildings and equipment, net	15,871	14,345
Deposits and other assets	750	778
Total assets	$46,459	$46,202

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,465	$16,132
Accrued expenses and other liabilities	4,470	5,964
Current portion of long-term debt	267	267
Current portion of capital leases	103	102
Total current liabilities	21,305	22,465
Other long-term liabilities	952	920
Long-term debt, less current portion	2,211	2,277
Capital lease, less current portion	581	607
Total liabilities	25,049	26,269
Commitments and contingencies	—	—
Shareholders' equity	21,410	19,933
Total liabilities and shareholders' equity	$46,459	$46,202

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 28, 2003	3,688,376	$12,597	$5,223	$(820)	$17,000
Net income	—	—	537	—	537
Foreign currency translation adjustments	—	—	—	10	10
Comprehensive income					547
Compensation related to stock options	—	9	—	—	9
Exercise of common stock options including income tax benefit	48,180	149	—	—	149
Balance at March 28, 2004	3,736,556	$12,755	$5,760	$(810)	$17,705

Balance at December 26, 2004	3,751,306	$12,795	$7,911	$(773)	$19,933
Net income	—	—	734	—	734
Foreign currency translation adjustments	—	—	—	(2)	(2)
Comprehensive income					732
Exercise of common stock options including income tax benefit	158,367	745	—	—	745
Balance at March 27, 2005	3,909,673	$13,540	$8,645	$(775)	$21,410

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	13 Weeks Ended
	March 27, 2005	March 28, 2004
OPERATING ACTIVITIES:
Net income	$734	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	429	426
Deferred tax provision	75	—
Gain on sale-leaseback of equipment	—	(38)
Stock option expense	—	9
Cash provided by/(used in) changes in operating assets and liabilities:
Insurance receivable	—	410
Accounts receivable	143	349
Inventories	35	(3,515)
Other current assets	(594)	(538)
Deposits and other assets	28	10
Accounts payable	773	2,912
Accrued expenses and other liabilities	(1,467)	(246)
Other long-term liabilities	(3)	10
Net cash provided by operating activities	153	326
INVESTING ACTIVITY:
Cash used to purchase property and equipment	(1,957)	(276)
Proceeds from insurance settlement	—	725
Net cash provided/(used by) investing activities	(1,957)	449
FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	320	67
Proceeds from capital lease obligations	—	805
Payments on line of credit, net	—	(894)
Decrease in bank checks outstanding	(440)	(490)
Principal payments on capital lease obligations	(25)	(24)
Principal payments on long-term debt	(66)	(67)
Net cash used by financing activities	(211)	(603)
Foreign currency translation adjustments	—	8
Net increase/(decrease) in cash and cash equivalents	(2,015)	180
Cash and cash equivalents:
Beginning of period	6,081	4,093
End of period	$4,066	$4,273
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$86	$120
Income taxes	$120	$30
Cash received during the period for:
Income taxes	$—	$6

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Nature of Business and Summary of Significant Accounting Policies

   Nature of Business

        Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in various United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At March 27, 2005, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. The Company is in the process of building a new St. Croix store on a parcel of land located closer to the main trade area in the center of the island than its existing store.

   Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 26, 2004 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks ended March 27, 2005, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2005.

   Fiscal Year

        The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2005, ending on January 1, 2006, is a 53-week fiscal year. Fiscal 2004, which ended on December 26, 2004, was a 52-week year.

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

        Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

	13 Weeks Ended
	March 27, 2005	March 28, 2004
Net income as reported (in thousands)	$734	$537
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax (in thousands)	2	69
Net income pro forma (in thousands)	$732	$468

Earnings per common share, basic as reported	$0.19	$0.14
Earnings per common share, basic pro forma	$0.19	$0.13
Earnings per common share, diluted as reported	$0.18	$0.14
Earnings per common share, diluted pro forma	$0.18	$0.13

Reclassifications

        Certain reclassifications of prior years’ balances have been made for consistent presentation with the current year.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), “Share-Based Payment” (Statement 123(R)).  Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  Statement 123(R) replaces Statement 123, “Accounting for Stock-Based Compensation” and supersedes Opinion 25, “Accounting for Stock Issued to Employees.”  As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  The Company will be required to apply Statement 123(R) as of the beginning of its fiscal year that begins after June 15, 2005. The Company plans on using the modified-prospective method effective with its first quarter of fiscal 2006.  The Company believes that the adoption of this new accounting standard will not have a material impact on the Company’s results of operations or financial position, as the Company has a limited amount of options available for issuance in the future.

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

        The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	March 27, 2005	March 28, 2004
Numerator:
Net income (in thousands)	$734	$537
Denominator:
Denominator for basic earnings per share — weighted average shares	3,791,050	3,701,722
Effect of potentially dilutive shares:
Stock options and warrants	294,040	158,265
Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion of stock options and warrants	4,085,090	3,859,987
Basic earnings per common share	$0.19	$0.14
Diluted earnings per common share	$0.18	$0.14

        The diluted share calculation for the 13 weeks ended March 28, 2004, excludes 132,916 stock options outstanding. These options are excluded due to their anti-dilutive effect.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

3.   Line of Credit

        On April 9, 2003, the Company entered into a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.7 million. At March 27, 2005, there were no borrowings outstanding on the line of credit. At March 27, 2005, there was $12,000 utilized for standby letters of credit and $0.1 million set aside for other reserves.

        Borrowings are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. The line of credit, as amended, provided for the following: (i) an immediate reduction in the interest rate on the line of credit of one half of one percent (0.50%), (ii) a further reduction in the interest rate of one half of one percent (0.50%) if the Company met certain net income levels from December 29, 2003, through June 27, 2004, and (iii) the adoption of new measurement values for fiscal 2004. As the Company met the certain net income levels from December 29, 2003, through June 27, 2004, specified in the March 2, 2004, amendment, its interest rate was reduced from August 1, 2004, forward to the financial institution’s prime rate plus 0.5%. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus (i) 1.5% in January and February, (ii) 1.0% in March through July, and (iii) 0.5% in August 2004 through March 2005. At March 27, 2005, the rate charged by the financial institution was 6.25%.

        A fee of 0.25% is charged on the unused portion of the line of credit. The line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures. As of March 27, 2005, the Company believes that it was in compliance with all such covenants.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

        This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Forward looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the “Risk Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our annual report on Form 10-K for the fiscal year ended December 26, 2004, which was filed on March 23, 2005, with the Securities Exchange Commission.

        The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the fiscal year ended December 26, 2004.

        As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “Cost-U-Less” refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Overview

        We operate mid-sized warehouse club-style stores in various United States Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominantly U.S. branded goods. We currently operate eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

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

        We are currently in the process of building a new St. Croix store on a parcel of land located closer to the main trade area in the center of the island than our existing store. This new building will expand the size of our St. Croix store by about 45% to approximately 38,000 square feet. We expect this new store to open on May 26, 2005. We are currently operating in our existing location under a short-term lease with our current landlord until such time as we can move into our new location.

Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store, in light of the different conditions in each market. We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We are currently evaluating methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets with leases expiring in the next few years, such as our St. Croix store. Additionally, we believe that although there are a number of new island markets that have the attributes necessary to support a growth strategy for our business, licensing restrictions and political resistance to foreign retailers, among other things, make it difficult for us to enter some of these markets. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

Results of Operations

        During the fiscal first quarter ended March 27, 2005, we continued to experience improvements in comparable-store sales. Additionally, our store expenses as a percentage of sales were in line with the first quarter of fiscal 2004 and our corporate expenses, both in dollars and as a percentage of sales, were lower than the first quarter of fiscal 2004. These factors resulted in higher operating income in the first quarter of fiscal 2005 as compared to the same period in the prior year. Additionally, during the fiscal first quarter ended March 27, 2005, we benefited from non-recurring insurance reimbursement recorded in other income and a reduction in interest expense as compared to the same period in 2004, which combined with the improved operating income, resulted in higher net income and EPS.

Comparison of the 13 Weeks Ended March 27, 2005 to the 13 Weeks Ended March 28, 2004:

        Net Sales: Net sales of $53.2 million for the first quarter of fiscal 2005 increased 6.3% compared to net sales of $50.1 million for the first quarter of fiscal 2004. The increase in net sales in the first quarter of fiscal 2005 was due to comparable-store sales increases offset by a decline in business-to-business sales as compared to the same period in the prior year. We expect the level of business-to-business activity for fiscal 2005 to be lower than fiscal 2004, as we de-emphasize these lower margin sales.

        Comparable-store sales (stores open for a full 13 months) increased 7.1% for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Ten of our eleven stores experienced increased sales in the first quarter of fiscal 2005 as compared to the same period in the prior year primarily due to improvements in our assortment of food and general merchandise, operating improvements including better in-stock inventory levels and improved economic conditions in some of our markets.

        Gross Profit: Gross profit of $9.6 million, or 18.0% of sales, for the first quarter of fiscal 2005 increased in dollars as compared to gross profit of $9.1 million, or 18.1% of sales, in the first quarter of fiscal 2004, primarily due to our increased sales.

        Store expenses: Store expenses of $6.7 million for the first quarter of fiscal 2005 increased $0.4 million compared to expenses of $6.3 million for the first quarter of fiscal 2004. Approximately 50% of the dollar increase in store expenses was attributable to higher volume-related expenses such as payroll and related costs such as health care, and bankcard fees. The remainder of the dollar increase was primarily attributable to a 7% increase in energy (utility) expense, a 7% increase in commercial insurance expense and a 4% increase in rent expense as compared to the same period in the prior year, partially offset by a reduction in bad debt expense.

        As a percentage of sales, store expenses remained flat at 12.6% of sales for the first quarters of both fiscal 2005 and fiscal 2004. Payroll and related costs, although higher due to volume, remained comparable as a percent of store sales at 5.2% of sales for the first quarters of both fiscal 2005 and fiscal 2004.

        General and administrative expenses: General and administrative expenses remained flat at $1.7 million for the first quarters of both fiscal 2005 and fiscal 2004. As a percent of sales, general and administrative expenses for the first quarter of fiscal 2005 decreased to 3.2% as compared to 3.5% for the first quarter of fiscal 2004, primarily due to the leveraging of corporate expenses over increased store sales.

        Store opening expenses: Store opening expenses were $31,000 in the first quarter of fiscal 2005 compared to $40,000 in the first quarter of fiscal 2004. Store opening expenses in both periods primarily relate to costs associated with the evaluation of potential new store locations. We expect store opening expenses in fiscal 2005 to be higher than those incurred in fiscal 2004 as we relocate our St. Croix store in the second quarter of fiscal 2005 and as we continue to evaluate alternative methods of implementing future expansion, including exploring expansion opportunities in selected markets and relocation opportunities for existing stores with leases expiring in the next few years.

        Interest expense, net: Interest expense, net decreased to $51,000 in the first quarter of fiscal 2005 as compared to $126,000 in the first quarter of fiscal 2004 as we capitalized approximately $64,000 of interest related to the construction of our new store in St. Croix during the first quarter of fiscal 2005 and as borrowings on our line of credit decreased compared to the prior year.

        Other income: Other income increased to $116,000 in the first quarter of fiscal 2005 as compared to $27,000 in the first quarter of fiscal 2004 primarily due to the receipt of a $0.1 million non-recurring insurance reimbursement. All other amounts included in other income are attributable to gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

        Income tax provision: The tax provision for the first quarters of fiscal 2005 and fiscal 2004, represent taxes associated with income generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

        Net income: Net income was $734,000, or $0.18 per fully diluted share, for the first quarter of fiscal 2005 compared to net income for the first quarter of fiscal 2004 of $537,000, or $0.14 per fully diluted share. Weighted average diluted common shares outstanding were 4,085,090 for first quarter of 2005 as compared to 3,859,987 in the same period in the prior year.

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

        We generated $0.2 million and $0.3 million of net cash from operations during the first quarter of fiscal 2005 and fiscal 2004, respectively. The slight decrease in cash provided by operations in the first quarter of fiscal 2005, as compared to the same period in the prior year, was primarily due to the receipt in the first quarter of fiscal 2004 of insurance proceeds related to inventory damaged by the supertyphoon on December 8, 2002, partially offset by an increase in net income of $0.2 million in the first quarter of fiscal 2005 as compared to the same period in the prior year, and the effect of working capital fluctuations.

         Net cash used in investing activities was $2.0 million for the first quarter of fiscal 2005 compared to $0.4 million of cash generated in the first quarter of fiscal 2004. The cash used in investing activities in the first quarter of fiscal 2005 was primarily due to costs associated with the construction of the new building in St. Croix where we plan to relocate our St. Croix store on May 26, 2005. We expect to incur an additional $1.5 to $2.5 million for the cost of site development, the new building and equipment. The $0.7 million of proceeds received from our insurance settlement in the first quarter of fiscal 2004 relates to insurance reimbursements received on fixed assets lost in the supertyphoon in Guam that we replaced in 2003. We currently have no plans to open stores in new markets during fiscal 2005, but we are in the process of exploring expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

        We utilized $0.2 million of cash for financing activities in the first quarter of fiscal 2005, as compared to $0.6 million provided by financing activities in the first quarter of fiscal 2004. The decrease was primarily due to an increase of $0.3 million of cash received related to stock option exercises in the first quarter of fiscal 2005 as compared to the same period in the prior year. Additionally, in the first quarter of fiscal 2004, we reduced our borrowings under our line of credit by $0.9 million, which was offset by $0.8 million received on a sale-leaseback arrangement on equipment in Guam.

        We have a line of credit with Wells Fargo Business Credit that has a three year term, expiring on April 9, 2006. At March 27, 2005, there were no borrowings outstanding on the line of credit. At March 27, 2005, there was $12,000 utilized for standby letters of credit and $0.1 million set aside for other reserves.

        The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.7 million. Borrowings under the line of credit are limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves. The interest rate on borrowings under the line of credit is equal to Wells Fargo’s prime rate plus 0.5%, which was 6.25% at March 27, 2005. A fee of 0.25% is charged on the unused portion of the line of credit and we are required to pay Wells Fargo not less than $0.1 million of interest each calendar year. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth, as well as limitations on acquisitions, additional debt, changes in control and capital expenditures.

        A significant portion of our cash flow is generated by our operations. If our operating results deteriorate as a result of a decrease in customer demand, declining economic conditions in the markets in which we have stores, or pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next twelve months. However, if such sources of liquidity are unavailable or insufficient to satisfy our liquidity requirements, we may need to issue equity or debt securities, obtain additional credit facilities or consider alternative financing arrangements. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

Contractual Obligations

        As of March 27, 2005, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$2,478	$267	$534	$534	$1,143
Operating Leases	32,613	4,783	9,139	6,905	11,786
Capital Lease	806	140	280	280	106
Total	$35,897	$5,190	$9,953	$7,719	$13,035

Critical Accounting Policies

        We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 26, 2004.

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

Income Taxes

        Income tax expense includes U.S. and foreign income taxes. We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis realized, and valuation allowances are established when necessary. Our effective tax rate is currently higher than the expected federal statutory rate because valuation allowances have been established against the tax benefits of foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. We are developing and implementing certain tax planning strategies, which may affect our ability to recognize some of the deferred tax assets that are currently allowed for and may ultimately change our estimate of the valuation allowance.

Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), “Share-Based Payment” (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, “Accounting for Stock-Based Compensation” and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply Statement 123(R) as of the beginning of our fiscal year that begins after June 15, 2005. We plan on using the modified-prospective method effective with our first quarter of fiscal 2006.  We believe that the adoption of this new accounting standard will not have a material impact on our results of operations or financial position, as we have a limited amount of options available for issuance in the future.

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

        Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base. We opened our first store in 1989 and opened a total of 21 stores through December 2004 and presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and operating results. In addition, if our general and administrative expenses increase, the negative effect on our business and results of operations would be more significant than if we had a larger store base. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and operating results. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

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

        While we maintain property, casualty and business interruption insurance coverage in amounts we consider adequate for these types of events, insurance payments generally do not fully reimburse us for all of the damages and lost profits caused by adverse weather events. If we were to experience a catastrophic loss, we may exceed our policy limit and we may have difficulty obtaining similar insurance coverage in the future. If our insurance coverage is not adequate to cover the losses and business interruption caused by severe weather events or natural disasters, we may be required to pay substantial amounts and our financial condition and liquidity would suffer.

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

        Additionally, we rely significantly on the skill and expertise of our on-site store managers. We will be required to hire, train and retain skilled managers and personnel to support any growth, and may experience difficulties locating store managers and employees who possess the training and experience necessary to operate our new stores, including our management information and communications systems, particularly in island markets where language, education and cultural factors may impose additional challenges. We have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. There can be no assurance that we will be able to open new stores, or that we will be able to continue to attract, develop and retain the personnel necessary to pursue our growth strategy. Failure to do so could have a material adverse effect on our business, financial condition and operating results.

        We believe that there are certain attributes of appropriate markets into which we may expand our operations through the opening of new stores, including:

•	Acceptance and demand for U.S. goods;
•	Familiarity with the warehouse concept;
•	Absence of large warehouse club competition;
•	Size of population;
•	Stable political and regulatory environment; and
•	Favorable pricing structure to provide adequate return on investment.

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

        A prolonged decrease in tourism and air travel could have an indirect but significant impact on our financial performance, operations and liquidity. Because our operations are primarily located in U.S. Territories and foreign island countries throughout the Pacific and Caribbean, the success of our operations depends to a significant extent on tourism and the travel industry. Prolonged adverse occurrences affecting tourism or air travel, particularly to non-U.S. destinations, including political instability, armed hostilities, terrorism, or other activity that involves or affects air travel or the tourism industry generally, could have an indirect but adverse and significant impact on our financial performance, operations liquidity or capital resources.

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

        If our store employees decided to become unionized, we may experience increased operating costs or other operation problems. None of our employees are currently covered by a collective bargaining agreement. However, presently there is an attempt to unionize our hourly employees in our St. Maarten store. Unionization of any of our stores could result in higher employee compensation and restrictive working condition demands that could increase our operating costs and have a material adverse effect on our business, financial condition and operating results.

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

        We face a number of uncertainties associated with expansion outside of the United States or its territories. Our failure to adequately address these uncertainties could cause our business to suffer. Three of our stores are located outside the United States or its territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened barriers and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and operating results.

        The loss of key personnel could harm our business and results of operations. Our success depends in large part on the abilities and continued service of our executive officers and other key employees. We do not carry key-man life insurance on any of our personnel. There can be no assurance that we will be able to retain the services of such executive officers and other key employees, the loss of any of whom could have a material adverse effect on our business, financial condition and operating results.

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

        We operate in three foreign countries that function under currencies other than the U.S. dollar. Two of the these foreign countries operate under the Netherlands Antilles Guilder that has historically had an exchange rate fixed to the U.S. dollar, but there can be no assurance that this will continue. If the Netherlands Antilles Guilder is allowed to float this would lead to an increase in foreign exchange volatility and risk which could have a materially adverse effect on our business, financial condition and operating results. There is also the possibility that these three foreign countries that function under currencies other than the U.S. dollar could devalue their currency against the U.S. dollar at any time. If this was to occur there could be a materially adverse effect on our business, financial condition and operating results.

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

        We did not have any derivative financial instruments as of March 27, 2005.

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

PART II – OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

        On March 21, 2005, we entered into a short-term agreement with our existing St. Croix landlord to extend our lease term to June 30, 2005 at a rate of $35,000 per month.

ITEM 6.   EXHIBITS

Exhibit No.	Description
10.1	Lease Agreement between Haleck Enterprises Incorporated and Cost-U-Less, Inc., dated February 3, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 9, 2005)
10.2	Addendum to Lease Agreement between Hassan Rahman and Cost-U-Less, Inc., dated March 21, 2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: May 10, 2005

/s/ J. Jeffrey Meder
J. Jeffrey Meder
President and
Chief Executive Officer

Date: May 10, 2005

/s/ Martin P. Moore
Martin P. Moore
Chief Financial Officer