Form 10-Q
period 2005-06-26
COST U LESS INC
filed 2005-08-10
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒               No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐               No    ☒

The registrant had 3,989,876 common shares, par value $0.001, outstanding at August 5, 2005.

COST-U-LESS, INC.

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2005	July 27, 2004	June 26, 2005	July 27, 2004
Net sales	$ 52,295	$ 50,813	$ 105,534	$ 100,891
Merchandise costs	42,597	41,460	86,262	82,472
Gross profit	9,698	9,353	19,272	18,419
Operating expenses:
Store	6,978	6,405	13,705	12,700
General and administrative	1,513	1,721	3,210	3,466
Store openings	233	39	264	79
Store closings	59	—	59	—
Total operating expenses	8,783	8,165	17,238	16,245
Operating income	915	1,188	2,034	2,174
Other income (expense):
Interest expense, net	(59)	(98)	(110)	(224)
Other	(34)	(28)	82	(1)
Income before income taxes	822	1,062	2,006	1,949
Income tax provision	310	425	760	775
Net income	$ 512	$ 637	$ 1,246	$ 1,174
Earnings per common share:
Basic	$ 0.13	$ 0.17	$ 0.32	$ 0.32
Diluted	$ 0.12	$ 0.16	$ 0.30	$ 0.30
Weighted average common shares outstanding, basic	3,981,856	3,737,737	3,886,453	3,719,730
Weighted average common shares outstanding, diluted	4,228,017	3,984,114	4,134,133	3,893,366

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	June 26, 2005	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 4,144	$ 6,081
Accounts receivable, net	1,665	805
Inventories, net	23,745	23,140
Other current assets	1,515	1,053
Total current assets	31,069	31,079
Buildings and equipment, net	18,163	14,345
Deposits and other assets	772	778
Total assets	$50,004	$46,202

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,578	$16,132
Accrued expenses and other liabilities	4,717	5,964
Line of credit	2,873	—
Current portion of long-term debt	267	267
Current portion of capital lease	163	102
Total current liabilities	23,598	22,465
Other long-term liabilities	994	920
Long-term debt, less current portion	2,144	2,277
Capital lease, less current portion	996	607
Total liabilities	27,732	26,269
Commitments and contingencies	—	—
Shareholders' equity	22,272	19,933
Total liabilities and shareholders' equity	$50,004	$46,202

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 28, 2003	3,688,376	$12,597	$5,223	$(820)	$ 17,000
Net income	—	—	1,174	—	1,174
Foreign currency translation adjustments	—	—	—	(11)	(11)
Comprehensive income					1,163
Compensation related to stock options	—	9	—	—	9
Exercise of common stock options including income tax benefit	50,680	157	—	—	157
Balance at June 27, 2004	3,739,056	$12,763	$6,397	$(831)	$ 18,329

Balance at December 26, 2004	3,751,306	$12,795	$7,911	$(773)	$ 19,933
Net income	—	—	1,246	—	1,246
Foreign currency translation adjustments	—	—	—	(18)	(18)
Comprehensive income					1,228
Exercise of common stock options including income tax benefit	238,570	1,111	—	—	1,111
Balance at June 26, 2005	3,989,876	$13,906	$9,157	$(791)	$ 22,272

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	26 Weeks Ended
	June 26, 2005	June 27, 2004
OPERATING ACTIVITIES:
Net income	$ 1,246	$ 1,174
Adjustments to reconcile net income to net cash provided/(used by) operating activities:
Depreciation and amortization	883	916
Deferred tax provision	146	—
Loss/(gain) on disposition of equipment	35	(38)
Stock option expense	—	9
Cash provided by/(used in) changes in operating assets and liabilities:
Insurance receivable	—	410
Accounts receivable	(203)	490
Inventories	(605)	(2,290)
Other current assets	(532)	(535)
Deposits and other assets	6	(41)
Accounts payable	(1,199)	511
Accrued expenses and other liabilities	(1,220)	117
Other long-term liabilities	(2)	65
Net cash provided/(used by) operating activities	(1,445)	788

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(4,813)	(575)
Proceeds from sale of property and equipment	68	—
Proceeds from insurance settlement	—	725
Net cash provided/(used by) investing activities	(4,745)	150

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	427	75
Proceeds from capital lease obligations	500	805
Borrowings/(payments) on line of credit, net	2,873	(960)
Increase/(decrease) in bank checks outstanding	645	(999)
Principal payments on capital lease obligations	(50)	(47)
Principal payments on long-term debt	(133)	(133)
Net cash provided/(used by) financing activities	4,262	(1,259)

Foreign currency translation adjustments	(9)	(2)

Net decrease in cash and cash equivalents	(1,937)	(323)

Cash and cash equivalents:
Beginning of period	6,081	4,093
End of period	$ 4,144	$ 3,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 230	$ 217
Income taxes	$ 465	$ 457
Cash received during the period for:
Income taxes	$ 14	$ 9

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

   Nature of Business

        Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in various United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At June 26, 2005, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On May 26, 2005, the Company moved its St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than its former store. The size of the new store is 38,000 square feet, a 45% increase in square footage over the previous store.

        On July 8, 2005, the Company announced that it had been granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. This is the first in a series of steps that must be taken before a store operating under the Cost-U-Less name could be opened in the Cayman Islands. The Company does not have an approximate timing as to when a new store would open in the Cayman Islands, but expects that it will take twelve to eighteen months once the permitting, approval and lease process is complete.

   Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 26, 2004, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 26 weeks ended June 26, 2005, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2005.

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

   Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to: allowance for doubtful accounts; depreciable lives of assets; reserves for inventory and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

   Stock-Based Compensation

        The Company has elected to apply the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation”. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations under APB No. 25” (APB 25), whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. The Company usually grants stock options at exercise prices equal to fair market value on the date of grant; as a result, no compensation cost has been recognized.

        Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

	13 Weeks Ended		26 Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income as reported	$ 512	$ 637	$1,246	$1,174
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	12	9	14	78
Net income pro forma	$500	$628	$1,232	$1,096

Earnings per common share, basic as reported	$ 0.13	$ 0.17	$ 0.32	$ 0.32
Earnings per common share, basic pro forma	$ 0.13	$ 0.17	$ 0.32	$ 0.29
Earnings per common share, diluted as reported	$ 0.12	$ 0.16	$ 0.30	$ 0.30
Earnings per common share, diluted pro forma	$ 0.12	$ 0.16	$ 0.30	$ 0.28

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

   Reclassifications

        Certain reclassifications of prior years’ balances have been made for consistent presentation with the current year.

   New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), “Share-Based Payment” (Statement 123(R)).  Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  Statement 123(R) replaces Statement 123, “Accounting for Stock-Based Compensation” and supersedes Opinion 25, “Accounting for Stock Issued to Employees.”  As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  The Company will be required to apply Statement 123(R) as of the beginning of its fiscal year that begins after June 15, 2005. The Company expects to use the modified-prospective method effective with its first quarter of fiscal 2006.  The Company believes that the adoption of this new accounting standard will not have a material impact on the Company’s results of operations or financial position, as the Company has a limited amount of options available for issuance in the future.

        On November 24, 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (FAS 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that abnormal items be recognized as current-period charges, as well as unallocated overheads recognized in the period in which they are incurred. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company’s adoption of FAS 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

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

	13 Weeks Ended		26 Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Numerator:
Net income	$ 512	$ 637	$ 1,246	$ 1,174
Denominator:
Denominator for basic earnings per share—weighted average shares	3,981,856	3,737,737	3,886,453	3,719,730
Effect of dilutive common equivalent shares:
Stock options	246,161	246,377	247,680	173,636
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	4,228,017	3,984,114	4,134,133	3,893,366

Basic earnings per common share	$ 0.13	$ 0.17	$ 0.32	$ 0.32
Diluted earnings per common share	$ 0.12	$ 0.16	$ 0.30	$ 0.30

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The diluted share calculation for the 13 weeks ended June 27, 2004, excludes 70,042 stock options outstanding. The diluted share calculation for the 26 weeks ended June 27, 2004, excludes 83,130 stock options outstanding. These options are excluded due to their anti-dilutive effect.

3. Line of Credit

        On May 26, 2005, the Company entered into the Fourth Amendment to Credit and Security Agreement (the Fourth Amendment) as it relates to its current line of credit. The Fourth Amendment provides for an extension of the maturity date of the Company’s line of credit from April 9, 2006, to May 18, 2007. Additionally, the Fourth Amendment (1) reduces the interest rate to an annual interest rate equal to the “prime rate” as defined by Wells Fargo Bank National Association, (2) reduces the minimum interest charge to not less than $25,000 per calendar year, (3) increases the unused line fee to a rate of three-eighths of one percent (0.375%) per annum on the average daily unused line and (4) eliminates the one day interest charge on all payments received on the line of credit. Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

        The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.7 million. At June 26, 2005, there was $2.9 million outstanding on the line of credit and an additional $0.1 million utilized for standby letters of credit and $0.1 million set aside for other reserves. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus 0.5% from the beginning of the fiscal year through May 17, 2005, and at the prime rate from May 18, 2005, through June 26, 2005. At June 26, 2005, the rate charged by the financial institution was 6.0%.

        The line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures. The Company believes that it was in compliance with all such covenants as of June 26, 2005.

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

        Our stores are patterned after the warehouse club concept, except our stores (i) are smaller (averaging approximately 32,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, where demographics do not support large format warehouse clubs, (iii) carry a wide assortment of local and ethnic food items, and (iv) do not charge a membership fee. Although we do not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

        On May 26, 2005, we moved our St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than our former store. The size of the new store is 38,000 square feet, a 45% increase in square footage over the previous store.

        Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store, in light of the different conditions in each market. We also continue to explore ways to maximize long-term value for our shareholders, including focusing on efforts to increase earnings, responding to competition, and improving same store sales and gross margins. We are currently evaluating methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets with leases expiring in the next few years, as we did with our St. Croix store. Additionally, we believe that although there are a number of new island markets that have the attributes necessary to support a growth strategy for our business, licensing restrictions and political resistance to foreign retailers, among other things, make it difficult for us to enter some of these markets. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

        On July 8, 2005, we announced that we had been granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. This is the first in a series of steps that must be taken before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, but expect that it will take twelve to eighteen months once the permitting, approval and lease process is complete.

Results of Operations

        During the 13 and 26 weeks ended June 26, 2005, we continued to experience increases in comparable-store sales. These increases were offset by higher store expenses caused by higher utility expenses and higher payroll expenses (the latter of which remained constant as a percentage of store sales as compared to the prior year). Additionally, we experienced store opening and closing costs associated with the relocation of our St. Croix store on May 26, 2005. These factors resulted in lower operating income in the 13 and 26 weeks ended June 26, 2005, as compared to the same periods in the prior year. However, during the 26 weeks ended June 26, 2005, we benefited from a non-recurring insurance reimbursement recorded in other income and a reduction in interest expense as compared to the same period in 2004 which, combined with a slightly lower effective tax rate, resulted in higher net income.

   Comparison of the 13 and 26 Weeks Ended June 26, 2005, to the 13 and 26 Weeks Ended June 27, 2004:

        Net Sales: Net sales of $52.3 million for the 13 weeks ended June 26, 2005, increased 2.9% compared to net sales of $50.8 million for the same period in the prior year. Net sales of $105.5 million for the 26 weeks ended June 26, 2005, increased 4.6% compared to net sales of $100.9 million for the same period in the prior year. The increase in net sales in the 13 and 26 weeks ended June 26, 2005, as compared to the same periods in the prior year was due to comparable-store sales increases offset by a decline in business-to-business sales as compared to the same period in the prior year. We expect the level of business-to-business activity for fiscal 2005 to be lower than fiscal 2004, as we de-emphasize these lower margin sales.

        Comparable-store sales (stores open for a full 13 months) increased 4.9% and 6.0% for the 13 and 26 weeks ended June 26, 2005, respectively, as compared to the same periods in the prior year. Nine of our eleven stores experienced increased sales in both the 13 and 26 weeks ended June 26, 2005, as compared to the same periods in the prior year, primarily due to improvements in our assortment of goods, operating improvements including better in-stock inventory levels, as well as general inflationary trends.

        Gross Profit: Gross profit of $9.7 million, or 18.5% of sales, for the 13 weeks ended June 26, 2005, increased as compared to gross profit of $9.4 million, or 18.4% of sales, in the same period in the prior year. Gross profit of $19.3 million, or 18.3% of sales, for the 26 weeks ended June 26, 2005, increased as compared to gross profit of $18.4 million, or 18.3% of sales, in the same period in the prior year. The improvement in gross profit dollars in both the 13 and 26 weeks ended June 26, 2005, was primarily due to our increased sales.

        Store expenses: Store expenses increased to $7.0 million and $13.7 million for the 13 and 26 weeks ended June 26, 2005, respectively, as compared to $6.4 million and $12.7 million for the same periods in the prior year. As a percentage of sales, store expenses were 13.3% and 13.0% of sales for the 13 and 26 weeks ended June 26, 2005, respectively, as compared to 12.6% for both periods in the prior year. Approximately 30% of the dollar increase in store expenses for the 13 weeks ended June 26, 2005, was attributable to higher volume-related expenses such as payroll and related costs such as health care, and bankcard fees. The remainder of the dollar increase for the 13 weeks ended June 26, 2005, was primarily attributable to an 18% increase in energy (utility) expense, and a 5% increase in rent expense as compared to the same period in the prior year. Approximately 40% of the dollar increase in store expenses for the 26 weeks ended June 26, 2005, was attributable to higher volume-related expenses such as payroll and related costs such as health care, and bankcard fees. The remainder of the dollar increase for the 26 weeks ended June 26, 2005, was primarily attributable to a 13% increase in energy (utility) expense, a 7% increase in commercial insurance expense and a 4% increase in rent expense as compared to the same period in the prior year. Payroll and related costs, although higher due to volume, remained comparable as a percent of store sales at 5.2% of sales for the 13 and 26 weeks in both fiscal 2005 and fiscal 2004.

        General and administrative expenses: General and administrative expenses decreased to $1.5 million and $3.2 million for the 13 and 26 weeks ended June 26, 2005, respectively, as compared to $1.7 million and $3.5 million for the same periods in the prior year. As a percentage of sales, general and administrative expenses were 2.9% and 3.0% of sales for the 13 and 26 weeks ended June 26, 2005, respectively, as compared to 3.4% for both periods in the prior year, primarily due to the leveraging of corporate expenses over increased store sales and slightly lower payroll and related costs.

        Store opening expenses: Store opening expenses increased to $0.2 million and $0.3 million for the 13 and 26 weeks ended June 26, 2005, respectively, as compared to $39,000 and $79,000 for the same periods in the prior year. Store opening expenses in fiscal 2005 primarily relate to costs associated with the relocation of our St. Croix store and the evaluation of potential new store locations.

        Store closing expenses: Store closing expenses of $59,000 in both the 13 and 26 weeks ended June 26, 2005, represent the costs incurred with closing our former St. Croix location after we relocated our store on May 26, 2005.

        Interest expense, net: Interest expense, net decreased to $59,000 and $0.1 million for the 13 and 26 weeks ended June 26, 2005, respectively, as compared to $0.1 million and $0.2 million for the same periods in the prior year. The decrease was primarily attributable to the capitalization of approximately $40,000 and $0.1 million of interest related to the construction of our new store in St. Croix during the 13 and 26 weeks ended June 26, 2005, respectively.

        Other income/(expense): Other income/(expense) was ($34,000) for the 13 weeks ended June 26, 2005, as compared to ($28,000) for the same period in the prior year. Other income/(expense) was $82,000 for the 26 weeks ended June 26, 2005, as compared to $1,000 for the same period in the prior year. The increase was primarily due to the receipt of a $100,000 non-recurring insurance reimbursement. All other amounts included in other income are attributable to gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

        Income tax provision: The tax provisions for the 13 and 26 week periods ended June 26, 2005, and June 27, 2004, primarily represent taxes associated with income generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

        Net income: Net income was $0.5 million, or $0.12 per fully diluted share, for the 13 weeks ended June 26, 2005, as compared to a net income of $0.6 million, or $0.16 per fully diluted share, in the same period in the prior year. Net income was $1.2 million, or $0.30 per fully diluted share, for both the 26 week periods in 2005 and 2004. The decrease in net income during the 13 weeks ended June 26, 2005, was primarily attributable to store opening and closing costs associated with the relocation of our store in St. Croix.

Liquidity and Capital Resources

        We currently finance our operations with proceeds from various credit facilities and internally generated funds. Although we financed the land purchase and the construction of our new St. Croix store with existing working capital, we intend to eventually finance our St. Croix store, and any future relocations and new stores, either through an operating lease, a sale-leaseback arrangement or long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not available on acceptable terms, we expect to finance our stores utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

        We utilized $1.4 million of cash from operations during the 26 weeks ended June 26, 2005, as compared to $0.8 million generated in the same period in the prior year. The $2.2 million decrease in cash provided by operations was primarily due to a $1.2 million reduction in accrued expenses during the 26 weeks ended June 26, 2005, and the receipt during the 26 weeks ended June 27, 2004, of insurance proceeds related to inventory damaged in 2002 by the supertyphoon in Guam.

        Net cash used in investing activities was $4.8 million for the 26 weeks ended June 26, 2005, as compared to $0.2 million of cash generated in the same period in the prior year. The cash used in investing activities during the 26 weeks ended June 26, 2005, was primarily due to costs associated with the construction of the new building in St. Croix where we relocated our St. Croix store on May 26, 2005, and the costs associated with the purchase of equipment for the new location (see below for a discussion of financing activities with regards to the leasing of this equipment). We expect to incur an additional $0.5 to $1.0 million for the cost of site development, the new building and equipment in St. Croix. The $0.7 million of proceeds received from our insurance settlement during the 26 weeks ended June 27, 2004, relates to insurance reimbursements received on fixed assets lost in the supertyphoon in Guam that we replaced in 2003. Although we currently have no plans to open stores in new markets during fiscal 2005, in July 2005 we were granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. This is the first in a series of steps that must be taken before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, but expect that it will take twelve to eighteen months once the permitting, approval and lease process is complete. In addition to the Cayman Islands location, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

        We generated $4.3 million of cash for financing activities during the 26 weeks ended June 26, 2005, as compared to $1.3 million utilized in the same period in the prior year. The increase was primarily due to an increase in borrowings on our line of credit, an increase in cash overdrafts and an increase in cash received related to stock option exercises during the 26 weeks ended

June 26, 2005, as compared to the same period in the prior year. Additionally, during the 26 weeks ended June 26, 2005, we entered into a $0.5 million capital equipment lease for a portion of the equipment purchased for the new St. Croix location. We anticipate leasing an additional $0.5 million of equipment at this location in the third quarter of 2005.

        On May 26, 2005, we amended our current line of credit to extend the maturity date from April 9, 2006, to May 18, 2007. The amendment also (1) reduces our interest rate to an annual interest rate equal to the “prime rate” as defined by Wells Fargo Bank National Association, (2) reduces our minimum interest charge to not less than $25,000 per calendar year, (3) increases our unused line fee to a rate of three-eighths of one percent (0.375%) per annum on the average daily unused line, and (4) eliminates our one day interest charge on all payments received on the line of credit. Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

        The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in the amount up to $0.7 million. At June 26, 2005, there were borrowings of $2.9 million outstanding on the line of credit and an additional $0.1 million utilized for standby letters of credit and $0.1 million set aside for other reserves. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus 0.5% from the beginning of the fiscal year through May 17, 2005, and at the prime rate from May 18, 2005, through June 26, 2005. At June 26, 2005, the rate charged by the financial institution was 6.0%.

        The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures. As of June 26, 2005, we believe that we were in compliance with all such covenants.

        A significant portion of our cash flow is generated by our operations. If our operating results deteriorate as a result of a decrease in customer demand, declining economic or political conditions in the markets in which we have stores, or pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next twelve months. However, if such sources of liquidity are unavailable or insufficient to satisfy our liquidity requirements, we may need to issue equity or debt securities, obtain additional credit facilities or consider alternative financing arrangements. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

Contractual Obligations

        As of June 26, 2005, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$ 2,411	$ 267	$ 534	$ 534	$ 1,076
Operating Leases	31,403	4,790	8,985	6,269	11,359
Capital Lease	1,312	230	461	461	160
Total	$35,126	$5,287	$9,980	$7,264	$12,595

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

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Long Lived Assets

        When facts and circumstances indicate that the carrying values of long-lived assets, including intangibles, may be impaired, we perform an evaluation of the recoverability by comparing the carrying value of the assets to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss by a charge against current operations.

Foreign Currency Translation

        The U.S. dollar is the functional currency for all our locations, except for Fiji and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of shareholders’ equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). We recognize the cumulative translation adjustment resulting from a net investment in a country as income or expense in the period we substantially liquidated operations in that country.

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

Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), “Share-Based Payment” (Statement 123(R)).  Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  Statement 123(R) replaces Statement 123, “Accounting for Stock-Based Compensation” and supersedes Opinion 25, “Accounting for Stock Issued to Employees.”  As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  We will be required to apply Statement 123(R) as of the beginning of our fiscal year that begins after June 15, 2005. We expect to use the modified-prospective method effective with our first quarter of fiscal 2006.  We believe that the adoption of this new accounting standard will not have a material impact on our results of operations or financial position, as we have a limited amount of options available for issuance in the future.

        On November 24, 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (FAS 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that abnormal items be recognized as current-period charges, as well as unallocated overheads recognized in the period in which they are incurred. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. Our adoption of FAS 151 is not expected to have a significant impact on our results of operations or financial position.

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

        We are exposed to weather and other risks associated with island operations, which could affect our business and results of our operations. Our operations are primarily located on islands subject to volatile weather conditions and natural disasters, such as tsunamis, hurricanes, floods, typhoons and earthquakes, which could result in delays in construction or result in significant damage to, or destruction of, our stores. On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm and our Dededo store had to be closed for reconstruction. Additionally, we have four stores in the Caribbean, which has experienced increased activity from several hurricanes and tropical storms in the past few years.

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

        In addition to weather, island operations involve uncertainties arising from such as:

•	Changes in local labor markets, including unionization and inadequate labor pools;
•	Local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services;
•	Ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections often in undeveloped regions;
•	Political, military and trade tensions;
•	Currency exchange rate fluctuations and repatriation restrictions;
•	Local economic conditions;
•	Difficulty enforcing agreements or protecting intellectual property;
•	Collection of debts and other obligations in foreign countries; and
•	Volatile island operating expenses, including utilities.

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

        We have not opened stores in foreign island markets at a rapid pace. Currently, we have no plans to open stores in new markets during 2005. However, in July 2005 we were granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. This is the first in a series of steps that must be taken before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, but expect that it will take twelve to eighteen months once the permitting, approval and lease process is complete. In addition to the Cayman Islands location, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

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

        We did not have any derivative financial instruments as of June 26, 2005.

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

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of our shareholders was held on May 11, 2005. The following proposals were submitted to a vote:

        The election of three directors, to hold office for terms as defined in the proxy statement and until their respective successors are duly elected and qualified. The following nominees for election as director received the number of votes set opposite each nominee’s name:

	Affirmative	Withheld
Robert C. Donegan	3,465,759	209,450
David A. Enger	3,464,011	211,198
Gary W. Nettles	3,464,768	210,441

        The ratification of the appointment of Grant Thornton LLP as our independent auditors for fiscal year 2005. This proposal was approved with 3,664,103 shares voting for approval, 6,756 shares voting against approval, and 4,350 shares abstaining.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Fourth Amendment dated as of May 18, 2005 to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 1, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: August 9, 2005	/s/ J. Jeffrey Meder J. Jeffrey Meder President and Chief Executive Officer

Date: August 9, 2005	/s/ Martin P. Moore Martin P. Moore Chief Financial Officer