Form 10-Q
period 2005-09-25
COST U LESS INC
filed 2005-11-08
CIK 851368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] YES    [   ] NO.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  [   ] YES    [X] NO.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] YES    [X] NO.

The registrant had 3,990,171 common shares, par value $0.001, outstanding at November 7, 2005.

COST-U-LESS, INC.

INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 6.	Exhibits	22

SIGNATURES		23

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net sales	$ 53,011	$ 51,088	$ 158,545	$ 151,979
Merchandise costs	42,991	41,629	129,253	124,101
Gross profit	10,020	9,459	29,292	27,878

Operating expenses:
Store	7,084	6,764	20,789	19,464
General and administrative	1,652	1,630	4,862	5,096
Store openings	63	58	327	137
Store closings	22	—	81	—
Total operating expenses	8,821	8,452	26,059	24,697

Operating income	1,199	1,007	3,233	3,181

Other income (expense):
Interest expense, net	(121)	(107)	(231)	(331)
Other	(14)	19	68	18
Income before income taxes	1,064	919	3,070	2,868
Income tax provision	425	365	1,185	1,140
Net income	$ 639	$ 554	$ 1,885	$ 1,728
Earnings per common share:
Basic	$ 0.16	$ 0.15	$ 0.48	$ 0.46
Diluted	$ 0.15	$ 0.14	$ 0.45	$ 0.44
Weighted average common shares outstanding, basic	3,989,876	3,742,053	3,920,927	3,727,171
Weighted average common shares outstanding, diluted	4,207,219	4,012,797	4,159,784	3,902,330

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	September 25, 2005	December 26, 2004
ASSETS

Current assets:
Cash and cash equivalents	$ 4,323	$ 6,081
Accounts receivable, net	1,171	805
Inventories, net	24,577	23,140
Other current assets	1,544	1,053
Total current assets	31,615	31,079

Buildings and equipment, net	18,455	14,345
Deposits and other assets	778	778

Total assets	$50,848	$46,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,045	$16,132
Accrued expenses and other liabilities	5,134	5,964
Line of credit	1,703	—
Current portion of long-term debt	267	267
Current portion of capital lease	223	102
Total current liabilities	23,372	22,465

Other long-term liabilities	1,078	920
Long-term debt, less current portion	2,077	2,277
Capital lease, less current portion	1,387	607
Total liabilities	27,914	26,269

Commitments and contingencies	—	—

Shareholders’ equity	22,934	19,933

Total liabilities and shareholders’ equity	$50,848	$46,202

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 28, 2003	3,688,376	$12,597	$5,223	$(820)	$17,000
Net income	—	—	1,728	—	1,728
Foreign currency translation adjustments	—	—	—	1	1
Comprehensive income					1,729
Compensation related to stock options	—	9	—	—	9
Exercise of common stock options including
income tax benefit	55,730	173	—	—	173
Balance at September 26, 2004	3,744,106	$12,779	$6,951	$(819)	$18,911

Balance at December 26, 2004	3,751,306	$12,795	$7,911	$(773)	$19,933
Net income	—	—	1,885	—	1,885
Foreign currency translation adjustments	—	—	—	(19)	(19)
Comprehensive income					1,866
Compensation related to stock options	—	24	—	—	24
Exercise of common stock options including
income tax benefit	238,570	1,111	—	—	1,111
Balance at September 25, 2005	3,989,876	$13,930	$9,796	$(792)	$22,934

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	39 Weeks Ended
	September 25, 2005	September 26, 2004
OPERATING ACTIVITIES:
Net income	$ 1,885	$ 1,728
Adjustments to reconcile net income to net cash provided/(used by)
operating activities:
Depreciation and amortization	1,380	1,381
Deferred tax provision	234	—
Loss/(gain) on disposition of equipment	35	(31)
Stock option expense	24	9
Cash provided by/(used in) changes in operating assets and liabilities:
Insurance receivable	—	410
Accounts receivable	291	498
Inventories	(1,437)	(3,574)
Other current assets	(566)	(573)
Deposits and other assets	—	5
Accounts payable	(924)	1,595
Accrued expenses and other liabilities	(803)	824
Other long-term liabilities	(1)	42
Net cash provided by operating activities	118	2,314

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(4,601)	(1,122)
Proceeds from sale of property and equipment	68	—
Proceeds from insurance settlement	—	725
Net cash used by investing activities	(4,533)	(397)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	427	81
Borrowings/(payments) on line of credit, net	1,703	(960)
Increase/(decrease) in bank checks outstanding	837	(669)
Principal payments on capital lease obligations	(99)	(72)
Principal payments on long-term debt	(200)	(200)
Net cash provided/(used) by financing activities	2,668	(1,820)

Foreign currency translation adjustments	(11)	3
Net increase/(decrease) in cash and cash equivalents	(1,758)	100

Cash and cash equivalents:
Beginning of period	6,081	4,093
End of period	$ 4,323	$ 4,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 320	$ 309
Income taxes, net	$ 671	$ 691

Assets acquired under capital lease obligations	$ 1,000	$ 805

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

   Nature of Business

        Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in various United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At September 25, 2005, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On May 26, 2005, the Company moved its St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than its former store. The size of the new store is 38,000 square feet, a 45% increase in square footage over the previous store.

        On July 8, 2005, the Company announced that it had been granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. This is the first in a series of steps that must be taken before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. The Company does not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but expects that it will take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete.

   Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the SEC. In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 26, 2004, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 39 weeks ended September 25, 2005, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2005.

   Fiscal Year

        The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2005, ending on January 1, 2006, is a 53-week fiscal year. Fiscal 2004, which ended on December 26, 2004, was a 52-week year.

   Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji and New Zealand. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

   Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to: allowance for doubtful accounts; depreciable lives of assets; reserves for inventory and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

   Stock-Based Compensation

        The Company has elected to apply the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related interpretations under APB No. 25” (APB 25), whereby compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. The Company usually grants stock options at exercise prices equal to fair market value on the date of grant; as a result, compensation cost is generally not recognized.

        Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

	13 Weeks Ended		39 Weeks Ended
	Sept 25, 2005	Sept 26, 2004	Sept 25, 2005	Sept 26, 2004
Net income as reported	$639	$554	$1,885	$1,728
Add: Stock-based compensation, as reported	24	—	24	9
Less: Total stock-based employee compensation expense
determined under fair value method for all awards,
net of tax	(36)	(108)	(50)	(186)
Net income pro forma	$627	$446	$1,859	$1,551

Earnings per common share, basic as reported	$0.16	$0.15	$0.48	$0.46
Earnings per common share, basic pro forma	$0.16	$0.12	$0.47	$0.42
Earnings per common share, diluted as reported	$0.15	$0.14	$0.45	$0.44
Earnings per common share, diluted pro forma	$0.15	$0.11	$0.45	$0.40

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

   Reclassifications

        Certain reclassifications of prior years’ balances have been made for consistent presentation with the current year.

   New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (FAS 123(R)).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  FAS 123(R) replaces FAS 123 and supersedes APB 25. As originally issued in 1995, FAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  The Company will be required to apply FAS 123(R) as of the beginning of its fiscal year that begins after June 15, 2005. The Company expects to use the modified-prospective method effective with its first quarter of fiscal 2006.  The Company believes that the adoption of this new accounting standard will not have a material impact on the Company’s results of operations or financial position, as the Company has a limited amount of unvested options and options available for issuance in the future.

        On November 24, 2004, the FASB issued Statement No. 151 (FAS 151), “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that abnormal items be recognized as current-period charges, as well as unallocated overheads recognized in the period in which they are incurred. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company’s adoption of FAS 151 in its first quarter of fiscal 2006 is not expected to have a significant impact on the Company’s results of operations or financial position.

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

	13 Weeks Ended		39 Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Numerator:
Net income	$ 639	$ 554	$ 1,885	$ 1,728
Denominator:
Denominator for basic earnings per share—weighted
average shares	3,989,876	3,742,053	3,920,927	3,727,171
Effect of dilutive common equivalent shares:
Stock options	217,343	270,744	238,857	175,159
Denominator for diluted earnings per share—adjusted
weighted average shares and assumed conversion of
stock options	4,207,219	4,012,797	4,159,784	3,902,330
Basic earnings per common share	$ 0.16	$ 0.15	$ 0.48	$ 0.46
Diluted earnings per common share	$ 0.15	$ 0.14	$ 0.45	$ 0.44

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The diluted share calculation for the 13 weeks ended September 25, 2005, excludes 4,000 stock options outstanding. The diluted share calculation for the 13 and 39 weeks ended September 26, 2004, excludes 195,709 and 205,209 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

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

        The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At September 25, 2005, there was $1.7 million outstanding on the line of credit and no letters of credit outstanding. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus 0.5% from the beginning of the fiscal year through May 17, 2005, and at the prime rate from May 18, 2005, through September 25, 2005. At September 25, 2005, the rate charged by the financial institution was 6.75%.

        The line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures. The Company believes that it was in compliance with all such covenants as of September 25, 2005.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

        This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Forward-looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in the “Risk Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our annual report on Form 10-K for the fiscal year ended December 26, 2004, which was filed on March 23, 2005, with the Securities and Exchange Commission.

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

        On July 8, 2005, we announced that we had been granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. This is the first in a series of steps that must be taken before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but expect that it will take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete.

Results of Operations

        During the 13 and 39 weeks ended September 25, 2005, we continued to experience increases in comparable-store sales. The corresponding increase in gross profit dollars was partially offset by higher store expenses caused by higher utility expenses and higher payroll expenses (the latter of which remained constant as a percentage of store sales as compared to the prior year). Additionally, we experienced store opening and closing costs associated with the relocation of our St. Croix store on May 26, 2005. Despite experiencing higher expenses, the improvement in gross margin exceeded the expense increases, which resulted in higher operating income in the 13 and 39 weeks ended September 25, 2005, as compared to the same periods in the prior year. Additionally, during the 39 weeks ended September 25, 2005, we benefited from a non-recurring insurance reimbursement recorded in other income and a reduction in interest expense as compared to the same period in 2004 which, combined with a slightly lower effective tax rate and the improved operating income, resulted in higher net income.

Comparison of the 13 and 39 Weeks Ended September 25, 2005, to the 13 and 39 Weeks Ended September 26, 2004:

        Net Sales: Net sales of $53.0 million for the 13 weeks ended September 25, 2005, increased 3.8% compared to net sales of $51.1 million for the same period in the prior year. Net sales of $158.5 million for the 39 weeks ended September 25, 2005, increased 4.3% compared to net sales of $152.0 million for the same period in the prior year. The increase in net sales in the 13 and 39 weeks ended September 25, 2005, as compared to the same periods in the prior year was due to comparable-store sales increases, offset by a decline in business-to-business sales as compared to the same period in the prior year. We expect the level of business-to-business activity for fiscal 2005 to be lower than fiscal 2004, as we continue to de-emphasize these lower margin sales.

        Comparable-store sales (stores open for a full 13 months) increased 5.5% and 5.8% for the 13 and 39 weeks ended September 25, 2005, respectively, as compared to the same periods in the prior year. Ten of our eleven stores experienced increased sales in both the 13 and 39 weeks ended September 25, 2005, as compared to the same periods in the prior year, primarily due to the positive results from our annual anniversary sale. This promotion is estimated to have increased store sales during the 13 weeks ended September 25, 2005, by approximately 2 percentage points compared to the corresponding period a year ago. Our anniversary sale occurred during the month of September in 2005, but occurred during the month of October in 2004. Because this promotion occurred during the third quarter in fiscal 2005, we expect that our fourth quarter comparable-store sales will be negatively impacted by approximately 2 percentage points as they will be compared to the fourth quarter of fiscal 2004 sales which included this promotion. In addition, improvements in our assortment of goods, operating improvements including better in-stock inventory levels, as well as general inflationary trends added to the improvement in comparable-store sales.

        Gross Profit: Gross profit of $10.0 million, or 18.9% of sales, for the 13 weeks ended September 25, 2005, increased as compared to gross profit of $9.5 million, or 18.5% of sales, for the same period in the prior year. Gross profit of $29.3 million, or 18.5% of sales, for the 39 weeks ended September 25, 2005, increased as compared to gross profit of $27.9 million, or 18.3% of sales, for the same period in the prior year. The improvement in gross profit dollars for both the 13 and 39 weeks ended September 25, 2005, was primarily due to the positive results from our anniversary sale discussed above and the general increase in our net sales over the same periods in the prior year.

        Store expenses: Store expenses increased to $7.1 million and $20.8 million for the 13 and 39 weeks ended September 25, 2005, respectively, as compared to $6.8 million and $19.5 million for the same periods in the prior year. As a percentage of sales, store expenses were 13.4% and 13.1% for the 13 and 39 weeks ended September 25, 2005, respectively, as compared to 13.2% and 12.8% of sales for the same periods in the prior year. Approximately 50% of the dollar increase in store expenses for the 13 weeks ended September 25, 2005, was attributable to increased energy (utility) expenses, which were 18% higher than the same period in the prior year. The remainder of the dollar increase was primarily attributable to higher volume-related expenses such as payroll and related costs such as health care, and bankcard fees. For the 39 weeks ended September 25, 2005, approximately 33% of the dollar increase in store expenses was attributable to higher payroll and related costs such as health care; approximately 30% was related to higher energy (utility) expenses, which were 15% higher than the same period in the prior year; and approximately 13% of the increase was attributable to higher volume-related bankcard fees. Payroll and related costs, although higher due to volume, remained comparable as a percentage of store sales at 5.3% for the13 week periods and 5.2% for the 39 week periods in both years.

        General and administrative expenses: General and administrative expenses were $1.7 million and $4.9 million for the 13 and 39 weeks ended September 25, 2005, respectively, as compared to $1.6 million and $5.1 million, respectively, for the same periods in the prior year. As a percentage of sales, general and administrative expenses were 3.1% for both the 13 and 39 weeks ended September 25, 2005, as compared to 3.2% and 3.4%, for the same periods in the prior year. Both the 13-week and 39-week periods in fiscal 2005 benefited from the leveraging of corporate expenses over increased store sales and slightly lower payroll and related costs.

        Store opening expenses: Store opening expenses were relatively flat for the 13 weeks ended September 25, 2005, when compared to the same period in the prior year, but increased to $0.3 million for the 39 weeks ended September 25, 2005, as compared to $0.1 million for the same period in the prior year. Store opening expenses in fiscal 2005 primarily related to costs associated with the relocation of our St. Croix store, which opened on May 26, 2005, and the evaluation of potential new store locations.

        Store closing expenses: Store closing expenses of $22,000 and $81,000 in the 13 and 39 weeks ended September 25, 2005, respectively, represented the costs incurred with closing our former St. Croix location after we relocated our store on May 26, 2005.

        Interest expense, net: Interest expense, net was $121,000 and $231,000 for the 13 and 39 weeks ended September 25, 2005, respectively, as compared to $107,000 and $331,000 for the same periods in the prior year. The decrease during the 39 weeks ended September 25, 2005, was primarily attributable to interest capitalization of approximately $104,000 related to the St. Croix store, compared to $12,000 for the same period in the prior year.

        Other income (expense): Other income (expense) was ($14,000) for the 13 weeks ended September 25, 2005, as compared to $19,000 for the same period in the prior year. Other income (expense) was $68,000 for the 39 weeks ended September 25, 2005, as compared to $18,000 for the same period in the prior year. The increase for the 39 weeks ended September 25, 2005, was primarily due to the receipt of a $100,000 non-recurring insurance reimbursement. All other amounts included in other income are attributable to gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

        Income tax provision: The tax provisions for the 13 and 39 week periods ended September 25, 2005, and the same periods in the prior year, primarily represented taxes associated with income generated in the U.S. and U.S. Territories. Our effective tax rate is higher than the expected federal statutory rate because no tax benefits were provided on foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits.

        Net income: Net income was $0.6 million for both 13-week periods in 2005 and 2004, resulting in net income per fully diluted share of $0.15 and $0.14, respectively. Net income for the 39 weeks ended September 25, 2005, was $1.9 million, or $0.45 per fully diluted share, as compared to a net income of $1.7 million, or $0.44 per fully diluted share, in the same period in the prior year.

Liquidity and Capital Resources

        We currently finance our operations with proceeds from various credit facilities and internally generated funds. Although we utilized existing working capital to finance the $5.6 million used to purchase the land and construct our new St. Croix store, we hope to re-finance our St. Croix store, and any future relocations and new stores, either through an operating lease, a sale-leaseback arrangement or long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not available on acceptable terms, we intend to finance our stores utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

        We generated $0.1 million of cash from operating activities during the 39 weeks ended September 25, 2005, as compared to $2.3 million generated in the same period in the prior year. Of the $2.2 million decrease, $1.7 million was due to the change in accrued expenses during the 39 weeks ended September 25, 2005, compared to the same period in the prior year. In addition, $0.4 million of the decrease was due to the receipt of insurance proceeds during the 39 weeks ended September 26, 2004, related to inventory damaged in 2002 by the supertyphoon in Guam.

        We used $4.5 million of net cash in investing activities for the 39 weeks ended September 25, 2005, as compared to $0.4 million used in the same period in the prior year. The cash used in investing activities during the 39 weeks ended September 25, 2005, was primarily due to costs associated with the construction of the new building in St. Croix where we relocated our St. Croix store on May 26, 2005. The $0.7 million of proceeds received from our insurance settlement during the 39 weeks ended September 26, 2004, related to insurance reimbursements received on fixed assets lost in the supertyphoon in Guam that we replaced in 2003. Although we currently have no plans to open stores in new markets during fiscal 2005, in July 2005 we were granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. This is the first in a series of steps that must be taken before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but expect that it will take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete. Additionally, over the next 12 months we plan to expand the size of our store in St. Thomas by approximately 6,000 square feet (an increase of approximately 15%), which we anticipate will cost approximately $0.7 to $0.9 million and we plan to replace our current point of sale system with a new and improved version which we anticipate will cost approximately $0.7 to $1.0 million. In addition to these projects, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

        We generated $2.7 million of cash from financing activities during the 39 weeks ended September 25, 2005, as compared to $1.8 million utilized in the same period in the prior year. The $4.5 million increase in cash generated was primarily due to an increase in borrowings on our line of credit, an increase in cash overdrafts and an increase in cash received related to stock option exercises during the 39 weeks ended September 25, 2005, as compared to the same period in the prior year.

        Additionally, during the 39 weeks ended September 25, 2005, we entered into $1.0 million in capital equipment leases for a portion of the equipment purchased for the new St. Croix location. During the 39 weeks ended September 26, 2004, we entered into a $0.8 million capital equipment lease for a portion of the equipment that was replaced in Guam related to equipment damaged in 2002 by the supertyphoon.

        On May 26, 2005, we amended our current line of credit to extend the maturity date from April 9, 2006, to May 18, 2007. The amendment also (1) reduced our interest rate to an annual interest rate equal to the “prime rate” as defined by Wells Fargo Bank National Association, (2) reduced our minimum interest charge to not less than $25,000 per calendar year, (3) increased our unused line fee to a rate of three-eighths of one percent (0.375%) per annum on the average daily unused line, and (4) eliminated our one day interest charge on all payments received on the line of credit. Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

        The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At September 25, 2005, there were borrowings of $1.7 million outstanding on the line of credit and no letters of credit outstanding. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus 0.5% from the beginning of the fiscal year through May 17, 2005, and at the prime rate from May 18, 2005, through September 25, 2005. At September 25, 2005, the rate charged by the financial institution was 6.75%.

        The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures. As of September 25, 2005, we believe that we were in compliance with all such covenants.

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

Contractual Obligations

        As of September 25, 2005, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$2,344	$267	$534	$534	$1,009
Operating Leases	30,618	4,831	8,898	5,663	11,226
Capital Lease	1,965	321	642	642	360
Total	$34,927	$5,419	$10,074	$6,839	$12,595

Critical Accounting Policies

        We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results, and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the condensed consolidated financial statements included in our annual report on Form 10-K for the year ended December 26, 2004.

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

Long-Lived Assets

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

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (FAS 123(R)).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  FAS 123(R) replaces FAS 123 and supersedes APB 25. As originally issued in 1995, FAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  We will be required to apply FAS 123(R) as of the beginning of our fiscal year that begins after June 15, 2005. We expect to use the modified-prospective method effective with our first quarter of fiscal 2006.  We believe that the adoption of this new accounting standard will not have a material impact on our results of operations or financial position, as we have a limited amount of unvested options and options available for issuance in the future.

        On November 24, 2004, the FASB issued Statement No. 151 (FAS 151), “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FAS 151 requires that abnormal items be recognized as current-period charges, as well as unallocated overheads recognized in the period in which they are incurred. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. Our adoption of FAS 151 in our first quarter of fiscal 2006 is not expected to have a significant impact on our results of operations or financial position.

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

        We opened our first store in 1989 and opened a total of 21 stores through December 2004 and presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. In addition, if our general and administrative expenses increase, the negative effect on our business and results of operations would be more significant than if we had a larger store base. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

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

One or more of our stores may be damaged or destroyed by volatile weather conditions or natural disasters, which would severely harm our business and financial results.

        Our stores are primarily located on islands subject to volatile weather conditions and natural disasters, such as tsunamis, hurricanes, floods, typhoons and earthquakes. If the islands on which any of our stores is located experienced any of these or other severe weather conditions or natural disasters, one or more of our stores could be damaged significantly or destroyed. For example, on December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm and our Dededo store had to be closed for reconstruction. Additionally, we have four stores in the Caribbean, which has experienced increased activity from several hurricanes and tropical storms in the past few years. The damage or destruction of one or more of our stores would materially harm our business, operating results and financial condition. We could also experience business interruptions, delays in construction or loss of life as a result of severe weather conditions, any of which could materially affect our business.

If we were to experience a catastrophic loss as a result of severe weather conditions or otherwise, we may exceed our insurance policy limits and we may have difficulty obtaining similar insurance coverage in the future.

        We maintain property, casualty and business interruption insurance coverage in amounts we consider customary in our industry for these types of events. However, insurance payments generally do not fully reimburse us for all of the damages and lost profits caused by adverse weather events. If any insurance reimbursement we receive does not fully cover the losses and business interruption caused by severe weather events or natural disasters, or if our insurance coverage is not adequate to cover such losses or we exceed our insurance policy limits, we may be required to pay substantial amounts and our financial condition and liquidity would suffer.

If we fail to effectively manage the logistical and local operating challenges we face because our business primarily consists of island and international operations, our business and results of operations would suffer.

        Our net sales from island operations represented approximately 92.9% of our total net sales for fiscal 2004. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. In addition, island operations involve uncertainties arising from items such as:

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

        Our inability to effectively manage these logistical challenges and local uncertainties inherent in our island and international operations could have a significant adverse effect on our business, results of operations and financial condition.

We do not have operating experience in many of the markets in which we may consider opening new stores. If we are unable to adapt our operations to support any future expansion plans or if any new stores we open are not profitable, our business and financial condition could suffer.

        We have not opened stores in foreign island markets at a rapid pace. Although we have no plans to open stores in new markets during 2005, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets. New markets may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. We do not have operating experience in many of the markets in which we may consider opening new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that political turmoil and the resulting economic downturn in Fiji were having on the tourist industry. We have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential store sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that any new stores will be profitable. Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

A decline in the general economic condition in the United States or in island markets in which we operate could have a significant impact on our financial performance.

        The success of our operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, interest rates, inflation, population and gross domestic product levels in each of our island markets, taxation, consumer spending patterns and customer preferences. We cannot fully foresee the changes in business and economic conditions that may result from domestic or foreign factors. There can be no assurance that consumer spending in our markets will not be adversely affected by these factors, thereby affecting our growth, net sales and profitability. A downturn in tourism or a decline in the national or regional economies of the United States and the U.S. Territories or any foreign countries in which we currently or will operate, could have a material adverse effect on our business, financial condition and results of operations.

A prolonged decrease in tourism and air travel could have an indirect but significant impact on our financial performance, operations and liquidity.

        Because our operations are primarily located in U.S. Territories and foreign island countries throughout the Pacific and Caribbean, the success of our operations depends to a significant extent on tourism and the travel industry. Prolonged adverse occurrences affecting tourism or air travel, particularly to non-U.S. destinations, including political instability, armed hostilities, terrorism, or other activity that involves or affects air travel or the tourism industry generally, could have an indirect but adverse and significant impact on our financial performance, operations, liquidity or capital resources.

The loss of key personnel or our inability to successfully hire skilled store managers could harm our business and results of operations.

        Our success depends in large part on the abilities and continued service of our executive officers and other key employees. Additionally, we rely significantly on the skill and expertise of our on-site store managers, particularly in island markets where language, education and cultural factors may impose additional challenges. We do not carry key-man life insurance on any of our personnel. There can be no assurance that we will be able to hire, train and retain skilled managers and personnel to support our existing business and any growth, or that we will be able to retain the services of our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our business, financial condition and results of operations.

If we cannot maintain our current or similar insurance coverage, our business and results of operations could suffer.

        We utilize a combination of insurance policies and self-insurance mechanisms to provide for the potential liabilities for property insurance, general liability, director and officers’ liability, workers’ compensation and employee health care insurance. The costs related to obtaining our current insurance coverage have been increasing. If the costs of maintaining this insurance coverage continue to increase significantly, we would experience an associated increase in our store and administrative expenses that may negatively impact our results of operations In addition, if we are unable to maintain our current or similar insurance coverage, or if an event were to occur that was not covered by our current insurance policy coverage levels (including acts of terrorism, war and actions such as government nationalizations), our business and results of operations could suffer.

If our information systems are disrupted or outgrown, our business and results of operations could suffer.

        Our business is highly dependent on communications and information systems, primarily systems provided by third-party vendors. Any failure or interruption of our systems or systems provided by third-party vendors could cause delays or other problems in our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our point of sale information and transaction processing system may not be adequate for our business if we experience rapid expansion in the number of our stores. If our point of sale system is outgrown, we would need to develop and install a new point of sale system in our stores, which could be expensive and time consuming and could cause our results of operations to suffer.

If our store employees decided to become unionized, we may experience increased operating costs or other operation problems.

        Only our hourly employees in our St. Maarten store are currently covered by a collective bargaining agreement. Unionization of any of our stores could result in higher employee compensation and restrictive working condition demands that could increase our operating costs and have a material adverse effect on our business, financial condition and results of operations.

We are subject to various governmental regulations and licensing requirements, which may have an adverse effect on our business.

        Governmental regulations and licensing requirements in foreign countries where we plan to expand our operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of our operations. For example, in July 2005 we were granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. However, this is the first in a series of steps that must be taken before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but we expect that it will take at least twelve to eighteen months once the permitting, approval and lease process is complete. Additionally, our ability to compete may be adversely affected by foreign governmental regulations and licensing requirements that encourage or mandate the employment of citizens of, or purchase of supplies from vendors, in a particular jurisdiction. We may also be subject to taxation in these foreign jurisdictions, and the final determination of our tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. We may also be subject to currency repatriation restrictions. If governmental regulations or licensing requirements prevent or delay our entry into market, require modification of our existing operations, or subject us to taxation or currency repatriation issues, our business, financial condition and results of operations could suffer.

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

        We may need to invest significant resources to update and expand our communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We may encounter disruption in the transportation of our products, which would significantly harm our business.

        Our island locales require the transportation of products over great distances on water, which results in the following:

•	Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
•	Possible loss of product due to potential damage to, or destruction of, ships or containers delivering our goods;
•	Tariff, customs and shipping regulation issues;
•	Substantial ocean freight and duty costs; and

•	Interruption in the delivery of product due to labor disruption or weather related issues.

        Moreover, only a limited number of transportation companies service our regions, none of which has entered into a long-term contract with us. The inability or failure of one or more key transportation companies to provide transportation services to us, changes in the regulations that govern shipping tariffs or any other disruption in our ability to transport our merchandise could have a material adverse effect on our business, financial condition and results of operations.

Our failure to adequately address barriers and challenges associated with expansion outside of the United States or its territories could cause our business to suffer.

        Three of our stores are located outside the United States or its territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened barriers and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and results of operations.

Certain provisions in our charter documents and elsewhere may discourage third parties from attempting to acquire control of our Company, which may have an adverse effect on the price of our stock.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We operate stores in foreign countries and have market risks associated with foreign currencies. However, sales are primarily made in U.S. dollars or foreign currencies with minimal trade credit extended and no borrowings exist in foreign currencies. Cash deposited from sales are routinely remitted back to the U.S. bank account.

        We record gains and losses on foreign currency transactions, and translation of intercompany balances for transactions that exceed the permanent investments in those countries in Other Income (Expense). Gains and losses are primarily attributable to appreciation and (depreciation) in the Fijian dollar as compared to the U.S. dollar.

        We operate in three foreign countries that function under currencies other than the U.S. dollar. Two of the these foreign countries operate under the Netherlands Antilles Guilder that has historically had an exchange rate fixed to the U.S. dollar, but there can be no assurance that this will continue. If the Netherlands Antilles Guilder is allowed to float this would lead to an increase in foreign exchange volatility and risk which could have a materially adverse effect on our business, financial condition and results of operations. There is also the possibility that these three foreign countries that function under currencies other than the U.S. dollar could devalue their currency against the U.S. dollar at any time. If this were to occur there could be a materially adverse effect on our business, financial condition and results of operations.

        We have also assessed our vulnerability to interest rate risk associated with our financial instruments, including cash and cash equivalents, lines of credit and long term debt. Due to the nature of these financial instruments, we believe that the risk associated with interest rate fluctuations does not pose a material risk. Our line of credit and long-term debt can be expected to vary in the future as a result of future business requirements, market conditions and other factors.

        We did not have any derivative financial instruments as of September 25, 2005.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Shareholders Agreement dated July 11, 2005 between Cost-U-Less Cayman Holdings, an exempted company incorporated under the laws of the Cayman Islands; Cayman Drug Limited, a company incorporated in the Cayman Islands; Cayman Cost-U-Less Limited, a company incorporated under the laws of the Cayman Islands; Naul Bodden of c/o NCB Consulting Ltd in the Cayman Islands; and Robert Bodden of c/o NCB Consulting Ltd in the Cayman Islands. *

10.2	Summary of Cost-U-Less Non-Employee Director Compensation (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on August 2, 2005) **
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: November 8, 2005	/s/ J. Jeffrey Meder
J. Jeffrey Meder
President and
Chief Executive Officer

Date: November 8, 2005	/s/ Martin P. Moore
Martin P. Moore
Chief Financial Officer