Form 10-K
period 2006-01-01
COST U LESS INC
filed 2006-03-29
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended January 1, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24543

COST-U-LESS, INC.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-1615590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3633 136th Place SE, Suite 110, Bellevue, Washington 98006
(Address of Principal Executive Offices): (Zip Code)

(425) 945-0213
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  [ ]        Accelerated filer [ ]        Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 24, 2005, was approximately $30,314,515, based upon the closing sale price on the Nasdaq Capital Market reported for such date. Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at March 20, 2006, was 4,020,023.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 17, 2006.

COST-U-LESS, INC.
INDEX TO FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry; our goals, plans, and expectations regarding our business strategy, attributes for successful stores, merchandising and distribution; our beliefs regarding the future success of our stores and our merchandising strategy; our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete; our beliefs regarding our ability to hire and retain personnel and the labor costs associated with island wages; our beliefs regarding period to period results of operations; our expectations regarding future growth and financial performance; our expectations regarding international sales and our revenues; our expectations and beliefs regarding revenue and revenue growth; our expectations regarding our strategies; our expectations regarding fluctuations in revenues, operating results and comparable store sales; our beliefs and expectations regarding our existing facilities and the availability of additional space in the future; our intent to use all available funds for the expansion and the operation of our business and not to declare or pay any cash dividends; our beliefs and expectations regarding our results of operation and financial position; our intentions and expectations regarding utilization of tax benefits and credits; our beliefs and expectations regarding liquidity and capital resources and that amounts available under our various credit facilities, existing cash available for working capital purposes and cash flow from operations will be sufficient to meet our cash requirements; and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include those identified below and in Item 1A of this annual report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “Cost-U-Less” refer to Cost-U-Less, Inc., a Washington corporation, and its subsidiaries.

Item 1.	Business

Cost-U-Less operates mid-sized warehouse club-style stores in the United States Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods. We currently operate eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store, in light of the different conditions in each market. We also continue to explore ways to maximize long-term value for our shareholders, including focusing on means to increase earnings, responding to competition, and improving same store sales and gross margins. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

We are also currently evaluating methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets with leases expiring in the next few years, as we did with our St. Croix store in 2005. Additionally, we believe that although there are a number of new island markets that have the attributes necessary to support a growth strategy for our business, licensing restrictions and political resistance to foreign retailers, among other things, make it difficult for us to enter some of these markets.

In July 2005, the Cayman Islands Trade and Business Licensing Board granted us approval to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary. This is the first in a series of steps that we must take before we can open a store operating under the Cost-U-Less name in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but expect that it will take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete. In the meantime, we are actively working with local architects and engineers to more precisely define the type of building we could construct as a prelude to applying for construction permits. We currently have no plans to open stores in new markets during fiscal 2006.

Industry Overview

Traditional warehouse clubs such as Costco Wholesale Corporation, BJ’s Wholesale Club, Inc. and Sam’s Club, a division of Wal-Mart Stores, Inc., focus on both retail and small-business customers, with store formats averaging approximately 130,000 square feet. These retailers typically

•	offer a range of national brand and selected private label products at low prices, often in case, carton or multiple-pack quantities;
•	provide no-frills, self-service warehouse facilities with pallet-stacked product aisles; and
•	charge annual membership fees.

Although we employ many of the retailing methods of the larger participants in the warehouse club industry, we operate smaller stores (averaging approximately 32,000 square feet), we do not charge a membership fee, we typically locate our stores in smaller geographic areas with less concentrated population centers, and we rely to a greater degree on long-haul water transportation than do other such companies.

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

Business Strategy

Our current business strategy is to

•	enter small island markets familiar with the warehouse club concept;
•	offer U.S. goods where availability of such goods is minimal and significant demand exists;
•	leverage island-operations and long-haul logistics expertise;
•	utilize modern systems and merchandising methods;
•	offer competitive prices while maintaining favorable margins; and
•	provide a local product mix.

Expand to New Markets.  The pace at which we will open new stores will be dictated by availability and ease of entry. We plan to refine our expansion efforts to focus on markets we believe have a high U.S. brand awareness and demand, as well as other attributes that typify the markets in which our most successful stores are located. Future development of our business will be directed to markets in which we believe we can compete effectively by offering competitive prices while maintaining low costs of goods and services to consumers. We believe that there are a number of new island markets with the attributes prescribed by our existing growth strategy, however, licensing restrictions and political resistance to foreign retailers make it difficult for us to enter some of these markets. In July 2005 the Cayman Islands Trade and Business Licensing Board granted approval for us to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary. This is the first in a series of steps that we must take before we can open a store operating under the Cost-U-Less name in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but expect that it will take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete. Additionally, we are currently in the process of renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%) and remodeling our Kauai store to add retail enhancements such as fresh produce by the pound. In addition to these projects, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets. We currently have no plans to open stores in new markets during fiscal 2006.

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

Leverage Island-Operations and Long-Haul Logistics Expertise.  Through our experience in opening and operating retail warehouse club-style stores in the U.S. Territories, foreign island countries and the Hawaiian Islands, we believe that we have developed a depth of expertise in dealing with the inherent challenges of island market operations. We have refined a mid-sized building prototype that is designed to endure most severe island weather conditions and that incorporates low construction costs and easily replicated specifications. Through our long-standing relationships with steamship lines, we negotiate what we believe to be competitive transportation rates while selecting efficient shipping routes and utilizing cost-effective freight handling techniques, including the use of both Company-operated cross-dock depots and independently operated distribution facilities.

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

Emphasize Strong Margins While Maintaining Everyday Low Prices.  In addition to providing a pleasant shopping atmosphere, we strive to sell products at prices that we believe are lower than those offered by our local island competitors. By leveraging our retail operating efficiencies, access to volume-purchasing discounts and distribution capabilities, we believe that we are able to acquire some products at a significantly lower cost than that paid by other local island retailers.

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

We generally do not intend to own the land or buildings for our stores. However, to the extent that we believe it to be advantageous to purchase land for our new store sites or to construct new store buildings, we may use our cash resources or financing sources during the construction period and subsequently attempt to obtain permanent financing after the stores are opened. Our ability or the ability of a potential landlord to secure financing for new stores is subject to the availability of commercial real estate financing on acceptable terms. Failure to secure adequate financing on a timely basis would delay or potentially prevent new store openings.

We opened our first retail warehouse store in 1989 in Hawaii and now operate eleven stores throughout the U.S. Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominately U.S. branded goods.

Our management focus relative to our core island store operations includes reviewing our merchandising strategies, both those that apply to all stores and those specific to each store, in light of the different conditions in each market. We also continue to explore ways to maximize long-term value for our shareholders, including focusing on means to increase earnings, responding to competition, and improving same store sales and gross margins.

We are currently evaluating methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets. Additionally, we are reviewing a number of new island markets that have the attributes necessary to support a growth strategy for our business. However, licensing restrictions and political resistance to foreign retailers, among other things, make it difficult for us to enter some of these markets. In July 2005, the Cayman Islands Trade and Business Licensing Board granted approval for us to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary. This is the first in a series of steps that we must take before we can open a store operating under the Cost-U-Less name in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but expect that it will take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete. In the meantime, we are actively working with local architects and engineers to more precisely define the type of building we could construct as a prelude to applying for construction permits. While we believe these actions can improve profitability, there can be no assurance that these actions will be successful.

On May 26, 2005, we moved our St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than our former store. The size of the new store is 38,000 square feet, a 45% increase in square footage over the previous store. Additionally, we are currently in the process of renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%) and remodeling our Kauai store to add retail enhancements such as fresh produce by the pound. In addition to these projects, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

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

We have used considerable care in developing our store layout, which features a logical flow to encourage shopping of all departments. When ready for check out, the customer proceeds to the check-out area in the front of the store, which usually features ten lanes. During a typical store visit, the average customer spent approximately $53 in 2005. We accept various forms of payment in each store, including food stamps and debit and credit cards, and we selectively extend credit to some local businesses and government agencies. Utilizing a “no-frills” approach, we display items in steel racking, usually on vendors’ pallets or in open cases, to maximize warehouse space and minimize labor costs. We utilize in-store signage to reinforce our basic value image, and we strive to generate customer excitement through the use of end-cap displays featuring new merchandise and special promotions, food demonstrators offering product samples, and ongoing introduction of new items.

We have also attempted to design our stores to minimize our costs. For example, we achieve lower construction and maintenance costs because we do not use expensive fixtures such as floor tiles and false ceilings. In addition, our refrigeration supplier has designed specialized refrigeration units using modern equipment that allows for cost-effective monitoring, maintenance and repair, and helps keep our energy costs to a minimum. We have also developed standardized construction specifications and have negotiated competitive prices on building materials, such as metal exterior panels, building components, store equipment and shelving, allowing us better control of material costs on a per-facility basis and helping us obtain more uniformity of materials throughout our facilities.

Merchandising

We typically carry approximately 3,000 stock-keeping units, or SKUs, compared to the 4,000 to 5,000 SKUs industry sources estimate are carried by traditional warehouse clubs. Our stores do not have certain departments found in most large-format warehouse clubs, such as automobile tire, bakery, photo finishing and prescription drug departments. Our stores feature the following main product categories:

Food-Perishables.  Meat, produce, deli, dairy and frozen items represent approximately 27% of a typical store’s net sales. The “reach-in” freezers and coolers are substantially larger than those found in the stores of most of our local island competitors. During fiscal 2003, we added rotisserie chicken and ribs in Curacao, Samoa and our two Guam stores. We also began offering our produce for sale by the pound in our Guam stores during fiscal 2003, in our Sonora store during fiscal 2004 and in our St. Croix and Curacao stores in fiscal 2005.

Food-Non-perishables.  Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 40% of a typical store’s net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

Nonfood.  Other nonfood items comprise the remaining 33% of a typical store’s net sales, and include tobacco, pet products, sundries, health and beauty aids, office products, hardware, electronics, housewares, furniture and sporting goods.

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

Pricing.  We strive to be the “low price leader” for the markets we serve. We do not charge our customers a membership fee, thereby allowing all consumers to receive the benefits of our value-pricing philosophy. We believe that we provide everyday low prices that are often lower than regular prices offered at most retailers, such as grocery stores, and are generally intended to be slightly lower than those offered by mass merchant discount retailers, such as Wal-Mart and Kmart, that operate in some of our island markets. In our ongoing effort to achieve the lowest prices offered in a particular market, we regularly compare prices and products being offered by our local competitors. Generally, given the economic efficiencies that we can bring to bear with our ability to purchase product in large quantities as well as our efficient distribution system that allows us to take advantage of favorable freight and transportation costs, we believe that we have a competitive advantage when pricing most of our products compared to local competition. However, if the comparison of local competitors’ prices discloses that our prices exceed those of our local competition, then our store managers have the authority to reduce prices to remain competitive. We believe this decentralization of pricing decisions allows us to respond quickly and efficiently to competitive challenges in each of our island markets.

Distribution

We operate a distribution facility in San Leandro, California, and we use third-party operated facilities in Port Everglades, Florida and Sacramento, California. To a lesser extent, we use third-party facilities in Auckland, New Zealand and Sydney, Australia to serve our Fiji and Samoa markets. We have no written agreements with the independently operated distribution facilities, but instead have month-to-month service relationships. At each distribution facility, merchandise is received, consolidated and cross-docked, and ultimately shipped in fully loaded containers to our stores under the supervision of our own Cost-U-Less trained employees. The depot has a “lane” designated for each store. When a full container load is queued into a specific lane, goods are loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Our management has significant experience and long-term relationships with steamship lines and, with our present volume, has negotiated what we believe to be competitive transportation rates. We do not have a warehouse, but control inventory levels in our stores by maintaining sufficient back stock in the stores combined with efficient cross-dock facilities. For perishable items, such as meats and frozen and chill goods, we use independently operated refrigerated depots. Fruits and vegetables are purchased direct from established suppliers who ship the refrigerated containers on a direct basis to each store.

Management Information Systems

We consider our management information systems to be a key component of our business model. Each day we track inventory movement, sales and purchase orders by SKU number, vendor number, store and date. We use electronic point-of-sale equipment in all our stores. During 2006, we plan to replace our current point-of-sale (POS) system with a new and improved version that will cost approximately $0.7 to $1.0 million (most of which will be financed with a capital lease). Our current POS system has been in place since 1993 and is nearing the end of its useful life. We believe our new POS system will allow us to transmit data more reliably, remotely manage our store systems from our corporate office and will provide a foundation for future growth and operational enhancement tools. We take pride in being a leader in technology in the island markets we serve and our new POS system will help preserve our position as a leader.

All data and communications from each location are sent via our company wide area network, to the computer system located at our headquarters in Washington State. Our company wide area network provides communications capabilities that allow for quick responses to ever-changing customer needs and local retail opportunities. The ability to quickly and consistently communicate between our headquarters and store locations is necessary since our stores are located in such remote locations.

Employee Organization, Training and Compensation

Management of each of our stores generally consist of a store manager, one assistant manager and two to three department managers, depending on the store. The merchandising manager oversees the training and day-to-day operations of the stockers and forklift operators. The receiving manager oversees the day-to-day receiving operations and the receiving clerks. The administrative manager oversees the training and day-to-day operations of the vault clerks, cashiers and security personnel, if applicable. In addition, we have both a Caribbean and a Pacific regional manager in our corporate office that supervise our store managers.

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

In total, we employ approximately 600 people worldwide. As of March 20, 2006, we had approximately 55 full-time equivalent employees at our corporate office and depots located in the United States. None of our employees are currently covered by a collective bargaining agreement. However, several of our hourly employees in our St. Maarten store have joined the local union.

We strive to attract and retain highly motivated, performance-oriented employees and managers by offering competitive compensation, including bonus programs based on performance. Our Store Manager Bonus Program provides for annual bonuses for store managers based on store and company performance. We also provide an incentive bonus program for all store employees based on sales and inventory control targets.

Customer Service

We bring a commitment to customer service that we believe gives us a competitive advantage in each of the local markets we serve. Our store layout is designed to maximize floor space used for selling product as well as to give customers a spacious feel while shopping. We accept various forms of payment, including food stamps and credit and debit cards, and we selectively extend credit to some local businesses and government agencies. For most items, we have a 30-day, no-questions-asked return policy. Each of our stores has approximately ten checkout lanes, which allows for quick and efficient shopping. Each store features a customer desk where customers can have questions answered, usually by a management team member. We also train our employees to help customers locate store products.

Marketing and Advertising

We generally rely on word-of-mouth advertising in order to save on advertising and marketing costs and pass on the savings to our customers. We have historically spent less than 0.2% of net sales on advertising; which consists of approximately fifteen advertisements per year in each market. However, in more competitive markets we generally experience higher marketing and advertising costs.

To remain competitive in the St. Thomas and Guam markets, among other things, we implemented a customer loyalty program for our customers. Our customers earn “points” based on the dollar amount of items purchased in our stores, which affords them with the opportunity to receive gift certificates for merchandise in our stores and other promotional items. We rolled out a similar customer loyalty program in Curacao during the second quarter of fiscal 2005.

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

Some of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. While we expect that the size of some of the markets in which we operate or expect to enter will delay or deter entry by many of our larger competitors, there can be no assurance that our larger competitors will not decide to enter these markets or that other competitors will not compete more effectively against us.

Our gross margin and operating income are generally lower for those stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. If a traditional warehouse club or discount retailer were to enter one of our existing markets, our operating results would likely suffer. To remain competitive in our markets, we may be required to reduce prices and take other actions. Historically, we have remodeled stores and implemented customer loyalty programs for our customers in response to increased competition.

There is an indication that Costco has acquired a parcel of land in Kauai, Hawaii, and that it may open a new store in 2006. Although we have historically faced competition from Costco in Hawaii, our gross margin and operating income for our Kauai store will likely be lower in fiscal 2006 if Costco opens a store in Kauai due to the increased competition and reduced market share and the actions we may be required to take to remain competitive in Kauai.

Intellectual Property

We obtain proprietary rights protection for trademarks by filing applications for registrable marks with the U.S. Patent and Trademark Office. We have been granted federal registration of the name and stylized logo “Cost-U-Less.” In addition, we rely on trade secret laws to protect our proprietary rights. While we believe that our trademarks and other proprietary know-how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees’ technical competence and our business strategy.

There can be no assurance that third parties will not assert claims against us with respect to existing and future trademarks, trade names and sales techniques. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense and divert the efforts of our management, whether or not such litigation is determined in our favor.

Governmental Regulation

We are subject to various applicable laws and regulations administered by federal, state and foreign regulatory authorities, including, but not limited to, laws and regulations regarding tax, tariffs, currency repatriation, zoning, employment and licensing requirements. Additionally, should we pursue future expansion in foreign countries, our operations would be subject to additional foreign regulatory standards, laws and regulations, in addition to customs, duties and immigration laws and regulations. Changes in the foregoing laws and regulations, or their interpretation by agencies and the courts, occur from time to time. While we believe that we presently comply in all material respects with such laws and regulations, there can be no assurance that future compliance will not have a material adverse effect on our business, financial condition and operating results.

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

Item 1A. Risk Factors

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

Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base.  We opened our first store in 1989 and opened a total of 21 stores through December 2005 and presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. In addition, if our general and administrative expenses increase, the negative effect on our business and results of operations would be more significant than if we had a larger store base. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

Our ability to operate profitably in existing markets and to expand into new markets may be adversely affected by competing warehouse clubs or discount retailers.  The warehouse club and discount retail businesses are highly competitive. If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. In addition, our gross margin and operating income are generally lower for stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets. For example, there is an indication that Costco may open a new store in Kauai in 2006, which would likely cause our gross margin and operating income for our Kauai store to be lower in fiscal 2006 due to the increased competition and reduced market share and the actions we may be required to take to remain competitive in Kauai. Furthermore, our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. These factors could result in reduced sales and margins or loss of market share, any of which could negatively affect our results of operations.

One or more of our stores may be damaged or destroyed by volatile weather conditions or natural disasters, which would severely harm our business and financial results.  Our stores are primarily located on islands subject to volatile weather conditions and natural disasters, such as tsunamis, hurricanes, floods, typhoons and earthquakes.

If the islands on which any of our stores is located experienced any of these or other severe weather conditions or natural disasters, one or more of our stores could be damaged significantly or destroyed. For example, on December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm and our Dededo store had to be closed for reconstruction. Additionally, we have four stores in the Caribbean, which has experienced increased activity from hurricanes and tropical storms in the past few years. The damage or destruction of one or more of our stores would materially harm our business, operating results and financial condition. We could also experience business interruptions, delays in shipping, delays in construction or loss of life as a result of severe weather conditions, any of which could materially affect our business.

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

Additionally, we utilize a combination of insurance policies and self-insurance mechanisms to provide for the potential liabilities for property insurance, general liability, director and officers’ liability, workers’ compensation and employee health care insurance. The costs related to obtaining our current insurance coverage have been increasing. If the costs of maintaining this insurance coverage continue to increase significantly, we would experience an associated increase in our store and administrative expenses that may negatively impact our results of operations. In addition, there is no assurance as to how casualty insurance carriers may react to increasing weather related damages in areas where are stores are located. If we are unable to maintain our current or similar insurance coverage, or if an event were to occur that was not covered by our current insurance policy coverage levels (including acts of terrorism, war and actions such as government nationalizations), our business and results of operations could suffer.

If energy costs and fuel surcharges continue to rise, the profitability of our stores may decline and our business and financial condition could suffer.  We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers with higher prices. For example, in fiscal 2005 our energy (utility) expenses were 17% higher than the same period in fiscal 2004. If these costs continue to rise, we may not be able to continue the practice of passing on these additional costs to our customers. Our inability to effectively pass on these costs to our customer could have a significant adverse effect on our business, results of operations and financial condition.

If we fail to effectively manage the logistical and local operating challenges we face because our business primarily consists of island and international operations, our business and results of operations would suffer.  Our net sales from island operations represented approximately 94.5% of our total net sales for fiscal 2005. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. In addition, island operations involve uncertainties arising from items such as:

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

We do not have operating experience in many of the markets in which we may consider opening new stores. If we are unable to adapt our operations to support any future expansion plans or if any new stores we open are not profitable, our business and financial condition could suffer.  We have not opened stores in foreign island markets at a rapid pace. Although we have no plans to open stores in new markets during 2006, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets. For example, in May 2005 we moved our St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than our former store and in July 2005 the Cayman Islands Trade and Business Licensing Board granted approval for us to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary. New markets such as the Cayman Islands and others we may enter may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. We do not have operating experience in many of the markets in which we may consider opening new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that political turmoil and the resulting economic downturn in Fiji were having on the tourist industry. We have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential store sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that any new stores will be profitable. Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

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

A prolonged decrease in tourism and air travel could have an indirect but significant impact on our financial performance, operations and liquidity.  Because our operations are primarily located in U.S. Territories and foreign island countries throughout the Pacific and Caribbean, the success of our operations depends to a significant extent on tourism and the travel industry. Prolonged adverse occurrences affecting tourism or air travel, particularly to non-U.S. destinations, including political instability, armed hostilities, terrorism, weather conditions, or other activity that involves or affects air travel or the tourism industry generally, could have an indirect but adverse and significant impact on our financial performance, operations, liquidity or capital resources.

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

If our information systems are disrupted or outgrown, our business and results of operations could suffer.  Our business is highly dependent on communications and information systems, primarily systems provided by third-

party vendors. Any failure or interruption of our systems or systems provided by third-party vendors could cause delays or other problems in our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our point of sale information and transaction processing system may not be adequate for our business if we experience rapid expansion in the number of our stores. If our point of sale system is outgrown, we would need to develop and install a new point of sale system in our stores, which could be expensive and time consuming and could cause our results of operations to suffer.

If our store employees decided to become unionized, we may experience increased operating costs or other operation problems.  None of our employees are currently covered by a collective bargaining agreement. However, several of our hourly employees in our St. Maarten store have joined the local union. Unionization of any of our stores could result in higher employee compensation and restrictive working condition demands that could increase our operating costs and have a material adverse effect on our business, financial condition and results of operations.

We are subject to various governmental regulations and licensing requirements, which may have an adverse effect on our business.  Governmental regulations and licensing requirements in foreign countries where we plan to expand our operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of our operations. For example, in July 2005 the Cayman Islands Trade and Business Licensing Board granted approval for us to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary. However, this is the first in a series of steps that we must take before we can open a store operating under the Cost-U-Less name in the Cayman Islands and we expect that it could take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete. Additionally, our ability to compete may be adversely affected by foreign governmental regulations and licensing requirements that encourage or mandate the employment of citizens of, or purchase of supplies from vendors, in a particular jurisdiction. We may also be subject to taxation in these foreign jurisdictions, and the final determination of our tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. We may also be subject to currency repatriation restrictions. If governmental regulations or licensing requirements prevent or delay our entry into market, require modification of our existing operations, or subject us to taxation or currency repatriation issues, our business, financial condition and results of operations could suffer.

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

We may encounter disruption in the transportation of our products, which would significantly harm our business.  Our island locales require the transportation of products over great distances on water, which results in the following:

•	Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
•	Possible loss of product due to potential damage to, or destruction of, ships or containers delivering our goods;
•	Tariff, customs and shipping regulation issues;
•	Substantial ocean freight and duty costs;

•	Port and container security issues; and
•	Interruption in the delivery of product due to labor disruption or weather related issues.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease a majority of our existing store locations. We also lease the land for our St. Thomas and St. Maarten stores, but own the store facilities. We own both the land and building for our St. Croix store. The stores average approximately 32,000 square feet and range in size from approximately 22,000 square feet to approximately 39,000 square feet. Traditional warehouse stores found in the United States average approximately 130,000 square feet. Our store leases typically have a term of 10 years with options to lease for an additional 5 to 10 years and typically are net leases. With the exception of our Sonora store, which opened in an existing facility, all of our stores have been built to our specifications.

We recently developed a new and larger store “footprint” based on our re-built Guam store. This footprint averages 35,000 to 40,000 square feet. The larger and improved footprint allows us to add retail enhancements such as fresh produce by the pound and rotisserie chicken, features we successfully added to our stores in St. Croix , Curacao, California and both Guam stores.

We have developed a standard lease that we use as a starting point for our lease negotiations with each potential landowner/developer. We routinely negotiate 10-year leases with at least two five-year renewal options. The following is a summary of our store locations:

Location	Date Opened	Approximate Store Square Footage	Current Lease Term	Current Expiration Date	Remaining Options to Extend
Dededo, Guam	May 1, 1992	38,800	15 years	May 31, 2017	10 years
Hilo, Hawaii	August 27, 1992	23,000	15 years	August 31, 2007	10 years
Kapaa, Kauai	March 18, 1993	22,000	17 years	April 22, 2010	10 years
St. Thomas, USVI (Land Lease) (1)	August 19, 1993 (2)	36,000	20 years	September 30, 2017	30 years
Sonora, CA	January 27, 1994	23,150	10 years	April 30, 2009	5 years
St. Croix, USVI (3)	November 3, 1994	38,000	—	Own the Land & Building	—
Tamuning, Guam	March 15, 1995	35,000	15 years	March 1, 2010	10 years
Pago Pago, American Samoa	March 20, 1995	32,055	10 years	February 28, 2015	5 years
Suva, Fiji	November 12, 1998	30,000	10 years	November 1, 2008	10 years
Curacao, Netherlands Antilles	March 2, 1999	38,711	10 years	February 1, 2009	10 years
St. Maarten, Netherlands Antilles (Land Lease)	June 29, 2000	36,000	25 years	February 25, 2024	30 years

(1)	We are currently in the process of renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%). On November 29, 2005, we amended our St. Thomas lease to provide for increased rent as a result of the increased size of our store. No other terms and conditions of the original lease were amended.
(2)	We relocated and reopened our St. Thomas store on June 25, 1998.
(3)	On May 26, 2005, we relocated our St. Croix store to a newly constructed building on a parcel of land, which is located closer to the main trade area in the center of the island. This new building expanded the size of our St. Croix store by about 45% to approximately 38,000 square feet.

While we currently own the land and building of our new St. Croix store, it is our intent to eventually refinance our St. Croix store, and any future relocations and new stores, either through an operating lease, a sale-leaseback arrangement or long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not available on acceptable terms, we intend to finance our stores utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

Although we currently have no plans to open stores in new markets during fiscal 2006, in July 2005 the Cayman Islands Trade and Business Licensing Board granted approval for us to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary. This is the first in a series of steps that we must take before we can open a store operating under the Cost-U-Less name in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but expect that it will take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete. In the meantime, we are actively working with local architects and engineers to more precisely define the type of building we could construct as a prelude to applying for construction permits.

On April 5, 2004, we relocated our principal offices to a new location approximately ten miles from our former offices. Our lease consists of approximately 9,000 square feet of office space in Bellevue, Washington, and expires on March 31, 2009. In addition, we lease our San Leandro distribution facility. The facility is approximately 56,000 square feet, and the lease expires on January 31, 2007. We also use third-party operated distribution facilities in Florida, California, New Zealand and Australia.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended January 1, 2006.

PART II

Item 5.	Market for Company’s Common Stock and Related Shareholder Matters

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CULS.” The last sale price of our common stock on the Nasdaq Capital Market on March 20, 2006 was $8.05 per share. High and low sales prices for our common stock for the periods indicated are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Stock Price
Year	High	Low
Fiscal 2005 (ended January 1, 2006)
First Quarter	$10.96	$6.26
Second Quarter	11.94	7.05
Third Quarter	9.05	6.01
Fourth Quarter	7.85	5.58

Fiscal 2004 (ended December 26, 2004)
First Quarter	$7.35	$2.90
Second Quarter	7.23	4.65
Third Quarter	7.00	4.75
Fourth Quarter	6.52	4.95

We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Holders

As of March 20, 2006, there were 44 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Item 6. Selected Financial Data

The following selected financial data, excluding the selected operating data, is derived from our audited consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. Our fiscal year ends on the last Sunday in December. All years presented represent 52-week fiscal years except fiscal 2005, which was a 53-week fiscal year.

Selected Consolidated Financial and Operating Data
(in thousands, except per share data, average sales per square foot, number of stores and percentage data)

	Jan 01, 2006	Dec.26, 2004	Dec.28, 2003	Dec.29, 2002	Dec.30, 2001
Income Statement Data:
Net sales	$219,414	$209,390	$177,066	$176,190	$177,856
Gross profit	40,801	38,524	31,503	29,215	28,932
Operating Expenses:
Store	28,567	26,408	22,304	22,181	21,288
General and administrative	6,828	7,103	6,853	5,934	5,786
Store opening	335	188	287	14	68
Store closing	81	0	0	0	0
Operating income	4,990	4,825	2,059	1,086	1,790
Interest expense, net	(367)	(437)	(458)	(375)	(589)
Other income (expense)	42	80	710	(236)	(155)
Income before income taxes	4,665	4,468	2,311	475	1,046
Income tax provision	1,650	1,780	930	190	490
Net income	$3,015	$2,688	$1,381	$285	$556
Earnings per common share:
Basic	$0.77	$0.72	$0.38	$0.08	$0.15
Diluted	$0.72	$0.69	$0.38	$0.08	$0.15
Weighted average common shares outstanding, basic	3,939	3,732	3,614	3,606	3,606
Weighted average common shares outstanding, diluted	4,169	3,916	3,671	3,615	3,607

Selected Operating Data:
Stores opened (1)	0	0	1	0	0
Stores closed (1)	0	0	0	1	1
Stores open at end of period	11	11	11	10	11
Average net comparable store sales per square foot(2)(3)	$605	$590	$530	$490	$485
Comparable-store net sales increase (decrease)(2)(3)	4.7%	13.6%	8.2%	1.4%	(4.7)%

Consolidated Balance Sheet Data:
Working capital	$9,253	$8,614	$6,567	$4,707	$2,568
Total assets	49,632	46,202	40,940	40,190	41,606
Line of credit	80	0	960	2,367	2,173
Long-term debt, less current portion	2,011	2,277	2,544	2,811	3,077
Capital lease, less current portion	1,329	607	0	0	0
Total shareholders’ equity	24,043	19,933	17,000	15,595	15,341

(1)	On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm but reopened shortly thereafter on December 12, 2002. Our Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.
(2)	Fiscal 2005 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 2005 have been adjusted to reflect a 52-week year. Our fiscal quarters are 13 weeks, except 4th quarter 2005, which was a 14 week quarter.
(3)	A new store becomes comparable after it has been open for a full 13 months. Comparable-store net sales increases for fiscal 2002, fiscal 2003 and fiscal 2004 are calculated on stores excluding the Guam market as our Dededo store was closed from December 8, 2002, until its reopening on October 3, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward-looking. Forward-looking statements reflect management’s current expectations and are subject to risks and uncertainties discussed below and those identified in Item 1A of this annual report on Form 10-K that could cause actual results to differ materially from historical results or those anticipated.

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

Our stores are patterned after the warehouse club concept, although our stores

•	are smaller (averaging approximately 32,000 square feet vs. large format warehouse clubs of approximately 130,000 square feet);
•	generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, where demographics do not support large format warehouse clubs;
•	carry a wide assortment of local and ethnic food items; and
•	do not charge a membership fee.

Although we do not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

During fiscal 2005, we built a new St. Croix store on a parcel of land located closer to the main trade area in the center of the island than our existing store. This new building expanded the size of our St. Croix store by about 45% to approximately 38,000 square feet. The new store opened on May 26, 2005. Until it opened, we operated in our former location under a short-term lease with our former landlord.

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

During fiscal 2005 we experienced a 4.7% increase in comparable store sales (as adjusted to reflect a 52-week year) as compared to a 13.6% increase in fiscal 2004. The increase in comparable store sales for fiscal 2005 was due to several factors including general inflationary trends and ongoing merchandising initiatives. Increasing energy prices have impacted our cost of doing business in the form of higher freight charges and store utility costs, however operating margins were maintained due to improved merchandising and reduced expenses in other areas.

Store Economics

We generally report our results based on a 52-week year; however, fiscal 2005 was a 53-week year. The following store economic information has been adjusted for comparability to a 52-week year, by excluding the 53rd week (the last week of December 2005) from the same store sales calculations in order to provide a normalized comparison against the corresponding fiscal periods in 2004. During fiscal 2005, on a 52-week year basis, our eleven stores generated annual average net sales of approximately $19.2 million, average net sales per square foot of approximately $605, average annual per store contribution of approximately $1.1 million, and average annual per store contribution before depreciation of approximately $1.2 million. Store contribution is store gross profit less direct store operating expenses.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain consolidated income statement data.

	Fiscal Year Ended
	January 1, 2006 (1)	December 26, 2004	December 28, 2003
Net sales	100.0%	100.0%	100.0%
Gross margin	18.6	18.4	17.8
Operating Expenses:
Store	13.0	12.6	12.6
General and administrative	3.1	3.4	3.9
Store opening	0.2	0.1	0.2
Store closing	—	—	—
Operating income	2.3	2.3	1.2
Interest expense, net	(0.2)	(0.2)	(0.3)
Other income (expense)	—	—	0.4
Income before income taxes	2.1	2.1	1.3
Income tax provision	0.7	0.8	0.5
Net income	1.4%	1.3%	0.8%

(1)	Fiscal 2005 was a 53-week year; all other fiscal years were 52-week years.

Fiscal 2005 Compared to Fiscal 2004

Net Sales.  Net sales for the 53 weeks in fiscal 2005 were $219.4 million, an increase of 4.8%, as compared to net sales of $209.4 million for the 52 weeks in fiscal 2004. Approximately 36% of the increase was due to the benefit of an additional week of sales in fiscal 2005 as compared to fiscal 2004. The balance of the increase was due to comparable-store sales increases offset by a decline in business-to-business sales as compared to fiscal 2004. We expect the level of business-to-business activity for fiscal 2006 to be similar or slightly less than the levels in 2005.

Comparable-store sales (stores open for a full 13 months) increased 4.7% during fiscal 2005 (as adjusted to reflect a 52-week year) as compared to fiscal 2004. All but one of our stores experienced increased sales as compared to the prior year, primarily due to general inflationary trends, improvements in our assortment of goods and operating improvements including better in-stock inventory levels.

Gross Margin.  Gross margin improved to $40.8 million, or 18.6% of sales, in fiscal 2005 from $38.5 million, or 18.4% of sales, in fiscal 2004. The increase in gross profit as a percent of sales resulted primarily from a stronger mix of retail store sales, with typically higher margins, as compared to business-to-business sales, which generally provide a lower gross margin but are executed at minimal direct expense.

Store Expenses.  Store expenses increased to $28.6 million, or 13.0% of sales, for fiscal 2005 as compared to $26.4 million, or 12.6% of sales, for fiscal 2004. Approximately 30% of the dollar increase in store expenses was attributable to increased payroll and related costs attributable to the higher volume of sales in fiscal 2005. As a percent of store sales, payroll and related costs were 5.2% of store sales in both fiscal 2005 and fiscal 2004. Increased energy (utility) expenses, which were 17% higher than the same period in the prior year, accounted for an additional 28% of the dollar increase in store expenses. We expect energy costs to continue to increase for the foreseeable future. The remainder of the dollar increase was primarily attributable to an increase of 10% in bankcard fees (primarily attributable to higher sales volume), an 8% increase in commercial insurance expense, and increases in depreciation and advertising in fiscal 2005 as compared to fiscal 2004.

General and Administrative Expenses.  General and administrative expenses decreased to $6.8 million, or 3.1% of sales, in fiscal 2005, as compared to $7.1 million, or 3.4% of sales, in fiscal 2004. The decrease in general and administrative expenses in fiscal 2005 was primarily due to lower compensation costs largely resulting from decreased performance based awards pursuant to our incentive bonus program as compared to the same awards in the prior year.

Store Opening Expense.  Store opening expenses were $0.3 million in fiscal 2005, as compared to $0.2 million in fiscal 2004. The increase in store opening expenses in fiscal 2005 primarily related to costs associated with the relocation of our St. Croix store, which opened on May 26, 2005. Expenses for both years include costs associated with the evaluation of potential new store locations.

Store Closing Expenses:  Store closing expenses of $0.1 million in fiscal 2005 are due to the costs incurred with closing our former St. Croix location after we relocated our store on May 26, 2005.

Net Interest Expense.  Interest expense, net, remained flat at $0.4 million for both fiscal 2005 and fiscal 2004, as increased interest costs associated with rising interest rates in fiscal 2005 were offset by the capitalization of approximately $104,000 in interest related to the construction of our St. Croix store, as compared to $12,000 capitalized in the prior year.

Other income (expense):  Other income (expense) declined to $42,000 for fiscal 2005, as compared to $80,000 for the same period in the prior year. The decrease in fiscal 2005 as compared to the prior year, was primarily due to losses exceeding gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in foreign countries in fiscal 2005, partially offset by the receipt of a $100,000 non-recurring insurance reimbursement. The income and losses on foreign currency in both fiscal years was primarily attributable to appreciation/depreciation in the Fijian dollar as compared to the U.S. dollar.

Income Tax Provision.  We recorded a tax provision in fiscal 2005 of $1.7 million, or 35.4% of pre-tax income. The tax provision primarily represents taxes associated with income generated in the U.S. and U.S. Territories. Additionally, during fiscal 2005, due to certain tax planning strategies, we were able to offset a portion of our foreign subsidiary losses against foreign subsidiary income, which resulted in a decrease in our effective tax rate as compared to prior years.

As of January 1, 2006, we have foreign net operating loss carryforwards (NOLs) of approximately $7.5 million, some of which, if not utilized, will begin expiring in the year 2006. The NOLs include approximately $3.9 million related to Curacao and St. Maarten which are not subject to expiration time limits. Our ability to utilize the NOLs is dependent upon generating taxable income in these foreign jurisdictions. As a result, we have recorded a valuation allowance of $2.4 million attributable to the $2.6 million of tax benefits recorded for net operating loss carryforwards.

Net Income.  Our net income was $3.0 million, or $0.72 per fully diluted share, in fiscal 2005, compared to net income of $2.7 million, or $0.69 per fully diluted share, in fiscal 2004.

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

As of December 26, 2004, we had foreign NOLs of approximately $8.2 million, some of which, if not utilized, begin expiring in the year 2006. The NOLs include approximately $4.5 million related to Curacao and St. Maarten which are not subject to expiration time limits. Our ability to utilize the NOLs is dependent upon generating taxable income in the foreign jurisdictions. As a result, we recorded a valuation allowance of $2.4 million attributable to the $2.8 million of tax benefits recorded for net operating loss carryforwards.

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

We generated $4.1 million, $5.7 million and $3.9 million of net cash from operations during fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The $1.6 million decrease in net cash provided by operations in 2005 as compared to 2004, was primarily due to a decrease in accounts payable and other accrued expenses of $5.2 million, partially offset by a decrease in cash used for inventory purchases of $3.7 million. The increase in net cash provided by operations in 2004 as compared to 2003, was primarily due to an increase in net income of $1.3 million and an increase in accounts payable of $3.3 million, partially offset by an increase in cash used for inventory of $2.7 million.

Net cash used in investing activities was $6.2 million, $2.5 million and $1.9 million, for fiscal years 2005, 2004 and 2003, respectively. The cash used in investing activities during fiscal 2005, was primarily due to costs associated with the construction of the new building in St. Croix where we relocated our St. Croix store on May 26, 2005. The cash used in investing activities in fiscal 2004 was primarily due to the purchase of land in St. Croix for approximately $0.9 million and costs associated with the construction of the building on this parcel of land. The relocated store is closer to the main trade area in the center of the island than the existing store and has now been increased in size by about 45% to 38,000 square feet. The cash used in investing activities in 2003 primarily related to the reopening of our Dededo, Guam store. The proceeds from insurance settlements received in fiscal 2004 and 2003 relate to insurance reimbursements received on fixed assets lost in the Supertyphoon in Guam.

Although we currently have no plans to open stores in new markets during fiscal 2006, in July 2005 the Cayman Islands Trade and Business Licensing Board granted approval for us to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary. This is the first in a series of steps that we must take before we can open a store operating under the Cost-U-Less name in the Cayman Islands. We do not have an approximate timing as to when a new store would open in the Cayman Islands, if at all, but expect that it will take at least twelve to eighteen months once the permitting, governmental approval and lease process is complete. In the meantime, we are actively working with local architects and engineers to more precisely define the type of building we could construct as a prelude to applying for construction permits. In addition, we are currently in the process of renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%). We anticipate that the cost associated with building construction and updating equipment will be approximately $1.4 to $2.0 million. Additionally, we anticipate spending approximately $0.2 million to remodel our Kauai store in order to add retail enhancements such as fresh produce by the pound. During fiscal 2006, we also plan to replace our current point of sale system with a new and improved version, which we anticipate will cost approximately $0.7 to $1.0 million, most of which will be financed with a capital lease. In addition to these projects, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

Net cash provided by financing activities of $1.3 million in fiscal 2005 was primarily due to $1.0 million received on equipment purchased for our St. Croix store and $0.4 million received from the exercise of common stock options. Net cash used by financing activities of $1.1 million in fiscal 2004 was primarily due to a $1.0 million reduction in the balance on our line of credit and a $0.8 million decrease in bank checks outstanding, partially offset by $0.8 million of funds received on the sale-leaseback of equipment in Guam. In fiscal 2003, $1.4 million was used to reduce the balance on our line of credit, which was offset by an increase of $1.5 million in bank checks outstanding.

Foreign currency translation resulted in a gain of $15,000 in fiscal 2004 and losses of $24,000 and $235,000 in fiscal years 2005 and 2003, respectively. The foreign currency translation gains and losses are a result of the translation of our subsidiaries’ operating results and balance sheets from local currencies to U. S. dollars.

We have had a line of credit with Wells Fargo Business Credit since April 9, 2003. On May 26, 2005, we amended the line of credit to extend the maturity date of the facility from April 9, 2006, to May 18, 2007. Additionally, the amendment

•	reduced the interest rate to an annual interest rate equal to the prime rate;
•	reduced the minimum interest charge to not less than $25,000 per calendar year;
•	increased the unused line fee to a rate of three-eighths of one percent (0.375%) per annum on the average daily unused line; and
•	eliminated the one day interest charge on all payments received on the line of credit.

Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At January 1, 2006, there was $0.1 million outstanding on the line of credit and $0.1 million in letters of credit outstanding. Borrowings under the amended line of credit were charged interest at Wells Fargo’s prime rate plus 0.5% from the beginning of the most recent fiscal year through May 17, 2005, and at the prime rate from May 18, 2005, through January 1, 2006. At January 1, 2006, the rate charged by Wells Fargo was 7.25%. The line of credit contains various covenants, including a requirement that we maintain minimum pre-tax income and tangible net worth, as well as limitations on acquisitions, additional debt, changes in control and capital expenditures. We believe that we are currently in compliance with all such covenants.

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

Contractual Obligations

As of January 1, 2006, our commitments to make future payments under contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$2,278	$267	$534	$534	$943
Operating leases	29,987	4,893	8,799	5,136	11,159
Capital leases	1,885	321	642	642	280
Total	$34,150	$5,481	$9,975	$6,312	$12,382

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

Income Taxes

Income tax expense includes U.S. and foreign income taxes. We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We apply judgment in determining whether it is more likely than not that the deferred tax assets will be realized, and valuation allowances are established when necessary. Our effective tax rate is currently higher than the expected federal statutory rate because valuation allowances have been established against the tax benefits of foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. We are developing and implementing certain tax planning strategies, which may affect our ability to recognize some of the deferred tax assets that are currently allowed for and may ultimately change our estimate of the valuation allowance in future periods.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces FAS 123 and supersedes APB 25. As originally issued in 1995, FAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We are required to apply FAS 123(R) as of the beginning of fiscal 2006. We expect to use the modified-prospective method effective with our first quarter of fiscal 2006. We believe that the adoption of this new accounting standard will not have a significant impact on our results of operations or financial position, as we have a limited amount of unvested options and options available for issuance in the future.

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

We operate stores in foreign countries and have market risks associated with foreign currencies. However, sales are primarily made in U.S. dollars or foreign currencies with minimal trade credit extended and no borrowings exist in foreign currencies. Cash deposited from sales are remitted back to the U.S. bank account routinely.

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

We did not have any derivative financial instruments as of January 1, 2006.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included beginning on page 29 of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cost-U-Less, Inc.

We have audited the accompanying consolidated balance sheets of Cost-U-Less, Inc. and subsidiaries as of January 1, 2006 and December 26, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cost-U-Less, Inc. and subsidiaries as of January 1, 2006 and December 26, 2004 and the results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule listed in Item 15 for three fiscal years in period ended January 1, 2006 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Seattle, Washington
March 6, 2006

COST-U-LESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Fiscal Year Ended
	January 1, 2006	December 26, 2004	December 28, 2003
Net sales	$219,414	$209,390	$177,066
Merchandise costs	178,613	170,866	145,563
Gross profit	40,801	38,524	31,503
Operating expenses:
Store	28,567	26,408	22,304
General and administrative	6,828	7,103	6,853
Store openings	335	188	287
Store closings	81	—	—
Total operating expenses	35,811	33,699	29,444

Operating income	4,990	4,825	2,059
Other income (expenses):
Interest expense, net	(367)	(437)	(458)
Other	42	80	710
Income before income taxes	4,665	4,468	2,311
Income tax provision	1,650	1,780	930
Net income	$3,015	$2,688	$1,381

Earnings per common share:
Basic	$0.77	$0.72	$0.38
Diluted	$0.72	$0.69	$0.38

Weighted average common shares outstanding, basic	3,939,190	3,731,754	3,613,988
Weighted average common shares outstanding, diluted	4,168,611	3,915,808	3,670,908

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 1, 2006	December 26, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,304	$6,081
Accounts receivable (net of allowance of $80 and $205 in 2005 and 2004, respectively)	843	805
Inventories	23,027	23,140
Prepaid expenses	260	365
Deferred taxes, net	876	688
Total current assets	30,310	31,079
Buildings and equipment, net	18,550	14,345
Deposits and other assets	772	778
Total assets	$49,632	$46,202

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,062	$16,132
Accrued expenses	5,402	5,937
Income taxes payable	20	27
Line of credit	80	—
Current portion of long-term debt	267	267
Current portion capital leases	226	102
Total current liabilities	21,057	22,465
Deferred rent	527	527
Deferred taxes, net	665	393
Long-term debt, less current portion	2,011	2,277
Capital lease, less current portion	1,329	607
Total liabilities	25,589	26,269

Commitments and Contingencies	—	—

Shareholders’ equity:
Preferred stock—$0.001 par value; Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock—$0.001 par value; Authorized shares—25,000,000; Issued and outstanding shares, 3,990,171 and 3,751,306 in 2005 and 2004, respectively	13,931	12,795
Retained earnings	10,926	7,911
Accumulated other comprehensive loss	(814)	(773)
Total shareholders’ equity	24,043	19,933
Total liabilities and shareholders’ equity	$49,632	$46,202

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 29, 2002	3,606,376	$12,446	$3,842	$(693)	$15,595
Net income	—	—	1,381	—	1,381
Foreign currency translation adjustments	—	—	—	(127)	(127)
Comprehensive income					1,254
Exercise of common stock options including income tax benefit	82,000	151	—	—	151
Balance at December 28, 2003	3,688,376	12,597	5,223	(820)	17,000
Net income	—	—	2,688	—	2,688
Foreign currency translation adjustments	—	—	—	47	47
Comprehensive income					2,735
Stock based compensation	—	9	—	—	9
Exercise of common stock options including income tax benefit	62,930	189	—	—	189
Balance at December 26, 2004	3,751,306	12,795	7,911	(773)	19,933
Net income	—	—	3,015	—	3,015
Foreign currency translation adjustments	—	—	—	(41)	(41)
Comprehensive income					2,974
Stock based compensation	—	24	—	—	24
Exercise of common stock options including income tax benefit	238,865	1,112	—	—	1,112
Balance at January 1, 2006	3,990,171	$13,931	$10,926	$(814)	$24,043

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	January 1, 2006	December 26, 2004	December 28, 2003
OPERATING ACTIVITIES:
Net income	$3,015	$2,688	$1,381
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,934	1,849	1,816
Gain on property damaged by Supertyphoon Ponsonga	—	—	(411)
(Gain) loss on buildings and equipment	66	(31)	436
Deferred tax (benefit) provision	84	264	(5)
Tax benefit from exercise of stock options	684	98	62
Allowance for doubtful accounts	(125)	(3)	(16)
Stock option expense	24	9	—
Cash provided by changes in operating assets and liabilities:
Insurance receivable	—	410	607
Accounts receivable	87	36	891
Income tax receivable	(7)	555	276
Inventories	113	(3,600)	(914)
Prepaid expenses	105	35	(108)
Deposits and other assets	6	26	(16)
Accounts payable	(1,310)	1,708	(1,624)
Accrued expenses	(535)	1,676	1,637
Deferred rent	—	29	(31)
Net cash provided by operating activities	4,141	5,749	3,981

INVESTING ACTIVITY:
Cash used to purchase buildings and equipment	(6,293)	(3,258)	(1,987)
Proceeds from sale of buildings and equipment	71	—	—
Proceeds from insurance settlement	—	725	121
Net cash used by investing activities	(6,222)	(2,533)	(1,866)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	428	91	89
Proceeds (payments) from (on) line of credit, net	80	(960)	(1,407)
Increase (decrease) in bank checks outstanding	240	(816)	1,415
Proceeds from capital lease obligations	1,000	805	—
Payments on capital lease obligations	(154)	(96)	—
Payments on long-term debt	(266)	(267)	(267)
Net cash provided (used) by financing activities	1,328	(1,243)	(170)
Foreign currency translation adjustments	(24)	15	(235)
Net increase (decrease) in cash and cash equivalents	(777)	1,988	1,710
Cash and cash equivalents:
Beginning of period	6,081	4,093	2,383
End of period	$5,304	$6,081	$4,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$454	$486	$458
Income taxes	888	857	597

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At January 1, 2006, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On December 8, 2002, the Company’s two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. The Company’s Tamuning store lost its generator in the storm, but reopened shortly thereafter on December 12, 2002. The Company’s Dededo store, however, suffered more significant damage and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

Fiscal Year

The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. The years ended December 26, 2004 and December 28, 2003 were 52-week fiscal years. Fiscal 2005, ending on January 1, 2006, was a 53-week fiscal year with the extra week included in the fourth quarter.

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

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity three months or less to be cash equivalents.

Financial Instruments

The carrying value of financial instruments, including cash, cash equivalents, receivables, payables, and long-term debt, approximates market value at January 1, 2006 and December 26, 2004. The carrying value of cash, cash equivalents, receivables and payables approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair value based on the variable interest rates charged on the debt.

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

Long Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

Accounts Payable

The Company’s major bank accounts are replenished as checks are presented. Accordingly, included in accounts payable at January 1, 2006 and December 26, 2004 are $3.8 million and $3.5 million, respectively, representing the excess of outstanding checks over cash on deposit in the accounts on which the checks were drawn.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 2005, 2004 and 2003 were not considered material to the Company’s operating results.

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

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

	2005		2004		2003
	(Net income in thousands)
Net income, as reported	$3,015		$2,688		$1,381
Add: Stock-based compensation, as reported	24		9		—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(51)		(223)		(132)
Net income pro forma	$2,988		$2,474		$1,249
Earnings per common share, basic as reported	$0.77		$0.72		$0.38
Earnings per common share, basic pro forma	$0.76		$0.66		$0.35
Earnings per common share, diluted as reported	$0.72		$0.69		$0.38
Earnings per common share, diluted pro forma	$0.72		$0.63		$0.34

The fair value of each option is estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:
	2005		2004		2003
Risk-free interest rate	3.65%		3.13%		3.90%
Expected life	5	years	5	years	5	years
Expected dividend yield	0%		0%		0%
Volatility	74%		74%		74%

The weighted average fair values of options granted in 2005, 2004, and 2003 were $3.21, $1.61 and $0.78, respectively.

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

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces FAS 123 and supersedes APB 25. As originally issued in 1995, FAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply FAS 123(R) as of the beginning of fiscal 2006. The Company expects to use the modified-prospective method effective with its first quarter of fiscal 2006. The Company believes that the adoption of this new accounting standard will not have a significant impact on the Company’s results of operations or financial position, as the Company has a limited amount of unvested options and options available for issuance in the future.

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

Reclassifications

Certain reclassifications of prior years’ balances have been made for consistent presentation with the current year.

3.	Buildings and Equipment

Buildings and equipment consist of the following (in thousands) at:

	January 1, 2006	December 26, 2004
Buildings	$10,783	$7,175
Equipment	16,375	15,528
Leasehold improvements	1,095	1,234
Land improvements	839	—
Land	906	—
Equipment under capital lease	1,805	805
Buildings, equipment, land and improvements	31,803	24,742
Less accumulated depreciation and amortization	13,409	12,681
Net book value of depreciable assets	18,394	12,061
Construction in progress	72	2,253
Computer system and software development in progress	84	31
Total Buildings and Equipment	$18,550	$14,345

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4.	Line of Credit

The Company has had a line of credit with Wells Fargo Business Credit since April 9, 2003. On May 26, 2005, the Company entered into the Fourth Amendment to the Credit and Security Agreement (the Fourth Amendment) as it relates to its current line of credit. The Fourth Amendment provides for an extension of the maturity date of the Company’s line of credit from April 9, 2006, to May 18, 2007. Additionally, the Fourth Amendment (1) reduces the interest rate to an annual interest rate equal to the “prime rate” as defined by Wells Fargo Bank National Association, (2) reduces the minimum interest charge to not less than $25,000 per calendar year, (3) increases the unused line fee to a rate of three-eighths of one percent (0.375%) per annum on the average daily unused line and (4) eliminates the one day interest charge on all payments received on the line of credit. Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At January 1, 2006, there was $0.1 million outstanding on the line of credit and $0.1 million in letters of credit outstanding. Borrowings under the amended line of credit were charged interest at the financial institution’s prime rate plus 0.5% from the beginning of the fiscal year through May 17, 2005, and at the prime rate from May 18, 2005, through January 1, 2006. At January 1, 2006, the rate charged by the financial institution was 7.25%.

The line of credit contains various covenants, including a requirement that the Company maintain minimum pre-tax income and tangible net worth and limitations on acquisitions, additional debt, changes in control and capital expenditures. The Company believes that it was in compliance with all such covenants as of January 1, 2006.

5.	Long-Term Debt

In conjunction with the construction of the relocated St. Thomas store in 1998, the Company entered into a $2.0 million note payable to a bank which matures in June 2013. Interest on the note at January 1, 2006 is at the prime rate plus 1% (8.25%). As of January 1, 2006, there was a balance owed of $1.0 million, which is secured by a first leasehold priority mortgage on the St. Thomas building. The Company makes principal payments of approximately $11,000 per month, plus interest.

In November 1999, the Company entered into a $2.0 million credit facility with a financial institution to fund the construction of the St. Maarten store. The note payable matures in June 2015. As of January 1, 2006, there was a balance owed of $1.3 million against this credit facility. Interest on the note at January 1, 2006 is at the prime rate plus 1% (8.25%). The credit facility is secured by a first leasehold security interest on the St. Maarten property. The Company makes principal payments of approximately $11,000 per month, plus interest.

Maturities of long-term debt are as follows (in thousands):

2006	$267
2007	267
2008	267
2009	267
2010	267
Thereafter	943
Total	$2,278

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6.	Contingencies

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s business, financial condition or results of operations.

7.	Interest Expense, Net

The components of interest expense, net are as follows (in thousands):

	2005	2004	2003
Interest incurred	$497	$450	$459
Capitalized interest	(104)	(12)	—
Interest income	(26)	(1)	(1)
Interest expense, net	$367	$437	$458

8.	Income Taxes

Income before income taxes by jurisdiction is as follows (in thousands):

	2005	2004	2003
United States	$1,426	$1,655	$1,049
U.S. Territories	2,491	2,444	1,134
Foreign	748	369	128
Income before income taxes	$4,665	$4,468	$2,311

The provision for income taxes is as follows (in thousands):

	2005	2004	2003
Current income taxes:
United States	$712	$506	$470
U.S. Territories	854	1,010	465
Foreign	0	0	0
Current income taxes	1,566	1,516	935
Deferred income taxes
United States	(223)	134	(121)
U.S. Territories	44	18	(45)
Foreign	263	112	161
Deferred income taxes	84	264	(5)
Provision for income taxes	$1,650	$1,780	$930

A reconciliation of the Company’s effective tax rate with the federal statutory rate of 34% for the years ended January 1, 2006, December 26, 2004, and December 28, 2003, is as follows (dollars in thousands):

	2005		2004		2003
Tax at U.S. Statutory Rate	$1,586	34.0%	$1,519	34.0%	$786	34.0%
Non-Deductible Permanent Differences	25	0.5%	3	0.1%	3	0.1%
Foreign Tax Losses not Benefited	—	—	290	6.5%	165	7.1%
Foreign Tax Credit Taken (not utilized)	10	0.2%	(17)	(0.4)%	(68)	(2.9)%
Statutory Rate Difference as Compared to U.S. Statutory Rate	21	0.5%	56	1.2%	38	1.6%
Other	8	0.2%	(71)	(1.6)%	6	0.3%
Effective Income Tax Rate	$1,650	35.4%	$1,780	39.8%	$930	40.2%

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):
	January 1, 2006	December 26, 2004
Deferred tax assets
Inventory adjustments	$208	$207
Vacation accrual	403	310
Deferred rent	178	178
Accrued expenses	276	105
Net operating loss carryforward—foreign	2,592	2,836
Foreign tax credits	104	114
Total deferred tax assets	3,761	3,750
Valuation allowance	(2,409)	(2,418)
	1,352	1,332
Deferred tax liabilities
Cash discounts	(24)	(20)
Fixed asset basis difference	(1,009)	(988)
Other	(108)	(29)
Total deferred tax liabilities	(1,141)	(1,037)
Net deferred tax assets	$211	$295

Net deferred tax assets are classified on the balance sheet as follows (in thousands):
	January 1, 2006	December 26, 2004
Current assets	$876	$688
Long-term liabilities, net	(665)	(393)
Net deferred tax assets	$211	$295

As of January 1, 2006, we have foreign net operating loss carryforwards (“NOLs”) of approximately $7.5 million, some of which, if not utilized, will begin expiring in the year 2006. The NOLs include approximately $3.9 million related to Curacao and St. Maarten which are not subject to expiration time limits. Our ability to utilize these NOLs is dependent upon generating taxable income in the foreign jurisdictions. As a result, we have recorded a valuation allowance of $2.4 million attributable to the $2.6 million of tax benefits recorded for net operating loss carryforwards.

The Company had tax credit carryforwards of $0.1 million as of January 1, 2006, expiring between 2014 and 2015. During 2005, the Company was able to utilize a portion of the tax credit carryforward. The Company expects to be able to fully utilize the remaining tax credit carryforward of $0.1 million and therefore no valuation allowance is provided.

9.	Shareholders’ Equity

Stock Options

In 1998, the Company adopted, and shareholders approved, issuance of the 1998 Stock Incentive Compensation Plan (the “1998 Plan”). The 1998 Plan, as amended, provides for the granting of various stock awards, including stock options and issuance of restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the 1998 Plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are usually granted at prices equal to the fair value on the date of grant. There were 2,882 options available for future grant under the 1998 Plan at January 1, 2006.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of the status of stock option plans as of January 1, 2006, December 26, 2004 and December 28, 2003, and changes during the years then ended are presented below:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	838,189	$2.88	839,243	$2.92	921,352	$2.86
Granted at fair value	14,000	6.67	156,167	4.43	93,192	2.58
Forfeited	—	—	(94,291)	6.72	(93,301)	3.60
Exercised	(238,865)	1.79	(62,930)	1.44	(82,000)	1.08
Outstanding, end of year	613,324	3.39	838,189	2.88	839,243	2.92

Exercisable, end of year	611,234	3.40	826,463	2.89	809,008	2.92

The following summarizes information related to options outstanding and exercisable at January 1, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Contractual Life		Options	Weighted Average Exercise Price
$1.18–1.88	219,886	$1.64	5.87	years	217,796	$1.64
2.00–3.08	180,667	2.71	7.52	years	180,667	2.71
4.38–6.10	159,342	5.34	7.11	years	159,342	5.34
7.00–8.11	53,429	7.08	2.92	years	53,429	7.08
	613,324	3.39			611,234	3.40

Preferred Share Purchase Rights

On February 23, 1999, the Company’s Board of Directors declared a dividend distribution of preferred share purchase rights (the “Rights”) pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company’s common stock and have no impact upon the way in which shareholders can trade the Company’s common stock. However, ten days after a person or group acquires 15% or more of the Company’s common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the Company’s common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company’s shares. As of January 1, 2006, no rights have become exercisable.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands):

	Fiscal Year Ended
	January 1, 2006	December 26, 2004	December 28, 2003
Numerator:
Net income	$3,015	$2,688	$1,381
Denominator:
Denominator for basic earnings per share—weighted average shares	3,939,190	3,731,754	3,613,988
Effect of potentially dilutive shares:
Stock options	229,421	184,054	56,920
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	4,168,611	3,915,808	3,670,908
Basic earnings per common share	$0.77	$0.72	$0.38
Diluted earnings per common share	$0.72	$0.69	$0.38

The diluted share calculation for the fiscal years ended January 1, 2006, December 26, 2004 and December 28, 2003, excludes 4,000, 164,947 and 320,875 stock options outstanding, respectively. These options are excluded due to their anti-dilutive effect.

11.	Geographic Information

Geographic information pertaining to the Company’s one reporting segment is as follows (in thousands):

	Sales	Long-lived Assets
2005
United States	$42,222	$1,470
U.S. Territories and foreign countries	177,192	17,852
	$219,414	$19,322

2004
United States	$43,280	$1,548
U.S. Territories and foreign countries	166,110	13,575
	$209,390	$15,123

2003
United States	$42,519	$1,745
U.S. Territories and foreign countries	134,547	11,916
	$177,066	$13,661

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12.	Lease Commitments

The Company has entered into operating leases for its administrative office and certain of its retail locations. The leases range from 3 to 15 years and include renewal options. The Company is required to pay a base rent, plus insurance, taxes, and maintenance.

In January 2004, the Company sold and leased back $0.8 million of equipment residing in its reconstructed store in Dededo, Guam. The lease is for seven years with annual rental payments of approximately $0.1 million. In 2005, the Company entered into a capital lease for $1.0 million of equipment at its new St. Croix store. The lease is also for seven years with annual rental payments of approximately $0.2 million.

A summary of the Company’s future minimum lease obligations at January 1, 2006, under noncancellable leases is as follows (in thousands):

Fiscal Year	Operating Leases	Capital Lease
2006	$4,893	$321
2007	4,525	321
2008	4,274	321
2009	3,195	321
2010	1,941	321
Thereafter	11,159	280
Total	$29,987	1,885
Less imputed interest		(330)
Present value of minimum rental payments		1,555
Less current portion		(226)
Capital lease obligation		$1,329

Rent expense under operating leases for the fiscal years ended January 1, 2006, December 26, 2004 and December 28, 2003, totaled $5.4 million, $5.4 million and $4.7 million, respectively.

13.	Employee Benefit Plans

The Company maintains a 40l(k) profit-sharing plan covering all eligible employees over the age of 18 with at least six months of service. Participating employees may elect to defer and contribute up to 100% of their annual compensation to the plan, subject to annual limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 25%, up to 15% of their annual compensation. The Company’s matching contributions to the plan approximated $0.1 million in each of fiscal years 2005, 2004 and 2003.

The Company has a Manager Bonus Program, which provides for annual bonuses for managers based on store and company performance. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under this program totaled $0.7 million, $1.4 million and $0.5 million for fiscal 2005, 2004 and 2003, respectively.

The Company also has a sales incentive bonus program for all store employees based on sales targets and inventory shrink goals. These bonuses are paid monthly and were approximately $0.1 million, $0.2 million and $0.1 million in fiscal 2005, 2004 and 2003, respectively.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

14.	Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations:

					Earnings Per Common Share
	Total Store Weeks in Period	Net Sales	Gross Profit	Net Income	Basic	Diluted
	(in thousands, except store weeks and per-share data)
Fiscal 2005 (1)
First quarter	143	$53,239	$9,574	$734	$0.19	$0.18
Second quarter	143	52,295	9,698	512	0.13	0.12
Third quarter	143	53,011	10,020	639	0.16	0.15
Fourth quarter	154	60,869	11,509	1,130	0.28	0.27

Fiscal 2004 (1)
First quarter	143	$50,078	$9,066	$537	$0.14	$0.14
Second quarter	143	50,813	9,353	637	0.17	0.16
Third quarter	143	51,088	9,459	554	0.15	0.14
Fourth quarter	143	57,411	10,646	960	0.26	0.24

(1)	The Company’s fiscal quarters are 13 weeks except fourth quarter 2005, which was a 14 week quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Information called for by Part III, Item 10, is incorporated by reference to the information in our proxy statement relating to our 2006 annual meeting of shareholders.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, is incorporated by reference to the information in our proxy statement relating to our 2006 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information called for by Part III, Item 12, is incorporated by reference to the information in our proxy statement relating to our 2006 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions

Information called for by Part III, Item 13, is incorporated by reference to the information in our proxy statement relating to our 2006 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, is incorporated by reference to the information in our proxy statement relating to our 2006 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

(1)	Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on p. 28 of this Report.

(2)	Financial Statement Schedules—Schedule II Valuation and Qualifying Accounts.

The independent auditors’ report with respect to the financial statement schedules appears on page 29 of this annual report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

(3)	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Cost-U-Less, Inc.		S-1/A	3.1	333-52459	06/05/1998
3.2	Amended and Restated Bylaws of Cost-U-Less, Inc.		10-Q	3.1	000-24543	08/11/2003
4.1	Rights Agreement between Cost-U-Less, Inc. and ChaseMellon Shareholder Services, L.L.C. as rights agent, dated March 15, 1999		8-A	2.1	000-24543	03/15/1999
4.2	Form of Common Stock Certificate of Cost-U-Less, Inc.		S-1/A	4.1	333-52459	07/10/1998
10.1	Amended and Restated 1998 Stock Incentive Compensation Plan*		10-K	10.1	000-24543	04/01/2002
10.2	Form of Stock Option Agreement		10-K	10.2	000-24543	04/01/2002
10.3	Amended and Restated 1989 Stock Option Plan*		S-1	10.2	333-52459	05/12/1998
10.4	Form of Director Stock Option Agreement (Vesting)*		S-1	10.3	333-52459	05/12/1998
10.5	Form of Director Stock Option Agreement (Nonvesting)*		S-1	10.4	333-52459	05/12/1998
10.6	Form of Indemnification Agreement*		10-Q	10.1	000-24543	08/11/2003
10.7	Credit and Security Agreement, dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.		8-K	10.1	000-24543	04/11/2003
10.8	First Amendment dated as of October 17, 2003 to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.		10-K	10.8	000-24543	03/26/2004
10.9	Second Amendment dated as of March 2, 2004 to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.		10-K	10.9	000-24543	03/26/2004
10.10	Third Amendment dated as of November 11, 2004 to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc.		10-K	10.10	000-24543	03/23/2005

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.11	Fourth Amendment dated as of May 18, 2005 to the Credit and Security Agreement dated April 9, 2003, by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2005)		8-K	10.1	000-24543	06/01/2005
10.12	Construction/Permanent Loan Agreement by and among CULUSVI, Inc., Cost-U-Less, Inc. and Banco Popular de Puerto Rico, dated November 6, 1997		S-1	10.8	333-52459	05/12/1998
10.13	Employment Agreement between Cost-U-Less, Inc. and J. Jeffrey Meder, dated October 20, 2004*		8-K	10.1	000-24543	10/26/2004
10.14	Lease Agreement between Westmall Limited and CUL (Fiji) Limited, effective March 1, 1998		S-1/A	10.10	333-52459	06/05/1998
10.15	Lease Agreement between Fiji Public Service Association and CUL (Fiji) Limited, dated June 4, 1998		10-K	10.13	000-24543	03/26/2004
10.16	Lease Agreement between Baroud Real Estate Development N.V. and C.U.L. (Curacao) N.V., dated April 3, 1998		S-1	10.12	333-52459	05/12/1998
10.17	Ground Lease between Market Square East, Inc. and CULUSVI, Inc., dated October 20, 1997		S-1	10.13	333-52459	05/12/1998
10.18	First Amendment to Ground Lease between Market Square East, Inc. and CULUSVI, Inc., dated November 29, 2005	X
10.19	Sublease Agreement between Tamuning Capital Investment, Inc. and Cost-U-Less, Inc., dated July 15, 1994		S-1	10.15	333-52459	05/12/1998
10.20	Lease Agreement between Haleck Enterprises Incorporated and Cost-U-Less, Inc., dated February 3, 2005		8-K	99.1	000-24543	02/09/2005
10.21	Lease Agreement between Inmostrat Corporation and Cost-U-Less, Inc., dated August 1993		S-1	10.17	333-52459	05/12/1998
10.22	Lease Agreement between Hassan Rahman and Cost-U-Less, Inc., dated July 30, 1993		S-1	10.18	333-52459	05/12/1998
10.23	Addendum to Lease Agreement between Hassan Rahman and Cost-U-Less, Inc., dated March 21, 2005		10-Q	10.2	000-24543	05/10/2005
10.24	Industrial Real Estate Lease between Hilo Partners and Cost-U-Less, Inc., dated September 1, 1991		S-1	10.19	333-52459	05/12/1998
10.25	Indenture of Lease between H.C.L. Investments, Inc. and Cost-U-Less, Inc., dated August 21, 1992		10-K	10.21	000-24543	04/01/2002
10.26	Amendment to Lease between H.C.L. Investments, Inc. and Cost-U-Less, Inc., dated April 27, 2000		10-K	10.22	000-24543	04/01/2002
10.27	Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten) and CUL Sint Maarten N.V., dated February 19, 1999		10-K	10.24	000-24543	03/23/2005
10.28	Sublease Agreement between New Breed Distribution Corp of California, Inc. and Cost-U-Less, Inc., dated November 1, 1999		10-K/A	10.27	000-24543	04/05/2000
10.29	Lease Agreement between AMB Property, L.P. and Cost-U-Less, Inc., dated November 12, 1999		10-K/A	10.28	000-24543	04/05/2000

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.30	First Amendment to Lease Agreement between AMB Property, L.P. and Cost-U-Less, Inc., dated November 21, 2001		10-K	10.28	000-24543	04/01/2002
10.31	Lease Agreement between BDC One Preston Properties Limited Partnership and Cost-U-Less, Inc., dated April 27, 2000		10-K	10.26	000-24543	04/02/2001
10.32	Lease Agreement between Tonko Reyes, Inc., a Guam corporation and Cost-U-Less, Inc., dated October 22, 2001		10-K	10.30	000-24543	04/01/2002
10.33	Amendment to Lease Agreement between Tonko Reyes, Inc., a Guam corporation and Cost-U-Less, Inc., dated October 22, 2001		10-K	10.29	000-24543	03/26/2004
10.34	Lease Agreement between Sun Life Assurance Company of Canada and Cost-U-Less, Inc., dated November 18, 2003		10-K	10.30	000-24543	03/26/2004
10.35	Executive Severance Plan*		10-K	10.31	000-24543	03/26/2004
10.36	Real Estate Purchase and Sale Agreement dated April 30, 2004, between Mint Capital, Casco Inc., and Cost-U-Less, Inc.		10-Q	10.1	000-24543	08/10/2004
10.37	Summary of Cost-U-Less, Inc. 2005 Incentive Bonus Program*		8-K	99.1	000-24543	12/21/2004
10.38	Summary of Cost-U-Less, Inc. Non-Employee Director Compensation*		8-K	99.1	000-24543	08/02/2005
10.39	Shareholders Agreement dated July 11, 2005 between Cost-U-Less Cayman Holdings, an exempted company incorporated under the laws of the Cayman Islands; Cayman Drug Limited, a company incorporated in the Cayman Islands; Cayman Cost-U-Less Limited, a company incorporated under the laws of the Cayman Islands; Naul Bodden of c/o NCB Consulting Ltd in the Cayman Islands; and Robert Bodden of c/o NCB Consulting Ltd in the Cayman Islands. **		10-Q	10.1	000-24543	11/08/2005
16.1	Letter re: change in certifying accountant		8-K	16.1	000-24543	06/24/2003
21.1	Subsidiaries of Cost-U-Less, Inc.		10-K	21.1	000-24543	04/01/2002
23.1	Consent of Independent Registered Public Accounting Firm	X
24.10	Power of Attorney (See page 51)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

**	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST-U-LESS, INC.
Date: March 29, 2006	By: /s/ J. Jeffrey Meder J. Jeffrey Meder President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 29th day of March 2006.

Signature	Title

/s/ GEORGE C. TEXTOR George C. Textor	Chairman of the Board

/s/ J. JEFFREY MEDER J. Jeffrey Meder	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARTIN P. MOORE Martin P. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ ROBERT C. DONEGAN Robert C. Donegan	Director

/s/ DAVID A. ENGER David A. Enger	Director

/s/ GARY W. NETTLES Gary W. Nettles	Director

SCHEDULE II

COST-U-LESS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions (Reductions)	(1) Deductions	Balance at End of Year
Year Ended January 1, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$205,000	($15,000)	$110,000	$80,000

Year Ended December 26, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$208,000	$93,000	$96,000	$205,000

Year Ended December 28, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$224,000	$160,000	$176,000	$208,000

(1)	Uncollectible accounts written off, net of recoveries.