Form 10-Q
period 2006-04-02
COST U LESS INC
filed 2006-05-15
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-24543

COST-U-LESS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1615590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 136th Place SE, Suite 110 Bellevue, Washington 98006
(Address of principal executive offices) (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).

☐ YES	☒ NO

The registrant had 4,021,998 common shares, par value $0.001, outstanding at May 10, 2006.

COST-U-LESS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended
	April 2,	March 27,
	2006	2005
Net sales	$ 54,692	$ 53,239
Merchandise costs	44,493	43,665
Gross profit	10,199	9,574
Operating expenses:
Store	7,216	6,727
General and administrative	1,663	1,697
Store openings	14	31
Total operating expenses	8,893	8,455

Operating income	1,306	1,119
Other income (expense):
Interest expense, net	(106)	(51)
Other	(12)	116
Income before income taxes	1,188	1,184
Income tax provision	430	450
Net income	$ 758	$ 734
Earnings per common share:
Basic	$ 0.19	$ 0.19
Diluted	$ 0.18	$ 0.18

Weighted average common shares outstanding, basic	3,997,839	3,791,050
Weighted average common shares outstanding, diluted	4,221,979	4,085,090

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	April 2,	January 1,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 4,573	$ 5,304
Accounts receivable, net	924	843
Inventories, net	24,902	23,027
Other current assets	1,584	1,136
Total current assets	31,983	30,310
Buildings and equipment, net	18,907	18,550
Deposits and other assets	767	772
Total assets	$51,657	$49,632

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$16,161	$15,062
Accrued expenses and other liabilities	5,525	5,422
Line of credit	28	80
Current portion of long-term debt	267	267
Current portion of capital lease	230	226
Total current liabilities	22,211	21,057
Other long-term liabilities	1,293	1,192
Long-term debt, less current portion	1,944	2,011
Capital lease, less current portion	1,270	1,329
Total liabilities	26,718	25,589
Commitments and contingencies	—	—

Shareholders equity	24,939	24,043
Total liabilities and shareholders equity	$51,657	$49,632

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock-- Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 26, 2004	3,751,306	$12,795	$ 7,911	$(773)	$ 19,933
Net income	—	—	734	—	734
Foreign currency translation adjustments	—	—	—	(2)	(2)
Comprehensive income					732
Exercise of common stock options including income tax benefit	158,367	745	—	—	745
Balance at March 27, 2005	3,909,673	$13,540	$ 8,645	$(775)	$ 21,410

Balance at January 1, 2006	3,990,171	$13,931	$10,926	$(814)	$ 24,043
Net income	—	—	758	—	758
Foreign currency translation adjustments	—	—	—	(24)	(24)
Comprehensive income					734
Exercise of common stock options including income tax benefit	29,852	162	—	—	162
Balance at April 2, 2006	4,020,023	$14,093	$11,684	$(838)	$ 24,939

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	13 Weeks Ended
	April 2,	March 27,
	2006	2005
OPERATING ACTIVITIES:
Net income	$ 758	$ 734
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	562	429
Deferred tax provision	101	75
Loss on buildings and equipment	12	—
Tax benefit from exercise of stock options	—	425
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	247	(282)
Inventories	(1,875)	35
Other current assets	(456)	(594)
Deposits and other assets	5	28
Accounts payable	963	773
Accrued expenses and other liabilities	(482)	(1,467)
Other long-term liabilities	8	(3)
Net cash provided/(used) by operating activities	(157)	153

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(949)	(1,957)
Proceeds from sale of buildings and equipment	8	—
Net cash used by investing activities	(941)	(1,957)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	118	320
Tax benefit from exercise of stock options	44	—
Proceeds from short term note payable	257	—
Payments on line of credit, net	(52)	—
Increase/(decrease) in bank checks outstanding	136	(440)
Principal payments on capital lease obligations	(55)	(25)
Principal payments on long-term debt	(67)	(66)
Net cash provided/(used) by financing activities	381	(211)
Foreign currency translation adjustments	(14)	—

Net decrease in cash and cash equivalents	(731)	(2,015)
Cash and cash equivalents:
Beginning of period	5,304	6,081
End of period	$ 4,573	$ 4,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 115	$ 86
Income taxes	$ —	$ 120
Cash received during the period for:
Income taxes	$ 45	$ —

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

    Nature of Business

         Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in various United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. As of April 2, 2006, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. On May 26, 2005, the Company moved its St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than its former store. The size of the new store is 38,000 square feet, a 45% increase in square footage over the previous store.

         On July 8, 2005, the Company announced that it had been granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a controlled subsidiary organized in the Cayman Islands. And on April 25, 2006, the Company announced that it had entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. The signing of the lease is one in a number of steps that must be undertaken before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. Although there are still a number of steps that have to be taken before the store can be opened, the Company expects to open the store during the first half of 2007.

    Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at January 1, 2006, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks ended April 2, 2006, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2006.

    Fiscal Year

         The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2006, ending on December 31, 2006, is a 52-week year. Fiscal 2005, which ended on January 1, 2006, was a 53-week fiscal year.

    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Netherlands Antilles, Guam, American Samoa, Cayman Islands, Nevada, Fiji and New Zealand. All significant inter-company accounts and transactions have been eliminated in consolidation.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

    Foreign Currency Translations and Comprehensive Income

         The U.S. dollar is the functional currency for all locations, except for Fiji, Netherlands Antilles and the Cayman Islands, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales, costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders’ Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period the Company has substantially liquidated operations in that country.

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

    Stock-Based Compensation

         The Company maintains a stock incentive compensation plan that provides for the granting of various stock awards, including stock options and restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are generally granted at prices equal to the fair value on the date of grant. There were 4,357 shares available for future grant under the plan at April 2, 2006.

         Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation” in the first quarter of fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company generally grants stock options to employees at exercise prices equal to fair market value on the date of grant, no significant compensation cost has been recognized for option grants in periods prior to fiscal 2006. As permitted by SFAS 123, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

         Effective with the first fiscal quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense will be recognized in the consolidated financial statements for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

         The expense recorded for the portion vesting in the current period for the 2,090 options granted prior to, but not vested as of January 1, 2006, is less than $1,000. The remaining unrecognized compensation cost related to these unvested options, as of January 1, 2006, is also less than $1,000, as these options will be fully vested as of August 2006. Results for prior periods have not been restated, as provided for under the modified-prospective method.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

         Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Tax benefit from exercise of stock options” on the consolidated statement of cash flows.

         Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

13 Weeks Ended
March 27, 2005
Net income as reported (in thousands)	$ 734
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax (in thousands)	2
Net income pro forma (in thousands)	$ 732
Earnings per common share, basic as reported	$ 0.19
Earnings per common share, basic pro forma	$ 0.19
Earnings per common share, diluted as reported	$ 0.18
Earnings per common share, diluted pro forma	$ 0.18

         Disclosures for the 13-week period ended April 2, 2006, are not presented because the amounts are recognized in the consolidated financial statements.

         The following table summarizes the stock option transactions during the 13-weeks ended April 2, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2006	613,324	$ 3.39	—	—
Granted at fair value	—	—	—	—
Forfeited	(1,475)	4.75	—	—
Exercised	(29,852)	3.95	—	—
Outstanding at April 2, 2006	581,997	3.36	6.45	$2,613,999
Exercisable at April 2, 2006	579,907	3.37	6.45	$2,600,828

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

         Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of fiscal 2006 and fiscal 2005 were as follows (in thousands):

	13 Weeks Ended
	April 2, 2006	March 27, 2005
Proceeds from stock options exercised	$118	$ 320
Tax benefit related to stock options exercised	44	425
Intrinsic value of stock options exercised	129	1,251

Reclassifications

         Certain reclassifications of prior period balances have been made for consistent presentation with the current period.

New Accounting Pronouncements

         In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not impact the Company’s financial statements for the first quarter of fiscal 2006, as the Company did not have a lease for a site under construction. However, on April 25, 2006, the Company announced that it had entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Rental payments under this lease commenced on April 1, 2006. In accordance with FSP 13-1 and other applicable lease accounting guidance, the Company will expense rental costs over the lease term, which includes the construction period.

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

         The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 2, 2006	March 27, 2005
Numerator:
Net income (in thousands)	$ 758	$ 734
Denominator:
Denominator for basic earnings per share—weighted
average shares	3,997,839	3,791,050
Effect of potentially dilutive shares:
Stock options and warrants	224,140	294,040
Denominator for diluted earnings per share—adjusted
weighted average shares and assumed conversion of
stock options and warrants	4,221,979	4,085,090
Basic earnings per common share	$ 0.19	$ 0.19
Diluted earnings per common share	$ 0.18	$ 0.18

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

         The diluted share calculation for the 13 weeks ended April 2, 2006, excludes 4,000 stock options outstanding. These options are excluded due to their anti-dilutive effect.

3. Line of Credit

         The Company has maintained a line of credit with Wells Fargo Business Credit since April 9, 2003. On May 26, 2005, the Company entered into the Fourth Amendment to the Credit and Security Agreement (the Fourth Amendment) as it relates to the line of credit. The Fourth Amendment extended the maturity date of the line of credit from April 9, 2006, to May 18, 2007. Additionally, the Fourth Amendment (1) reduced the interest rate to an annual interest rate equal to the “prime rate” as defined by Wells Fargo Bank National Association, (2) reduced the minimum interest charge to not less than $25,000 per calendar year, (3) increased the unused line fee to a rate of three-eighths of one percent (0.375%) per annum on the average daily unused line and (4) eliminated the one day interest charge on all payments received on the line of credit. The line of credit was further amended on April 20, 2006, to update specific financial covenants contained in the credit agreement, including minimum book net worth, minimum net income and capital expenditures.

         The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At April 2, 2006, there was $28,000 outstanding on the line of credit and $27,000 in letters of credit outstanding. At April 2, 2006, the rate charged by Wells Fargo was 7.75%.

         Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

         The line of credit contains various covenants, all of which the Company believes it was in compliance with as of April 2, 2006.

4. Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

         This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Forward-looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in Item 1A. of Part II of this report and in the “Risk Factors that May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our annual report on Form 10-K for the fiscal year ended January 1, 2006, which was filed on March 29, 2006, with the Securities and Exchange Commission.

         The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the fiscal year ended January 1, 2006.

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

         Our stores are patterned after the warehouse club concept, except our stores (i) are smaller (averaging approximately 32,000 square feet vs. large format warehouse clubs of approximately 115,000 square feet), (ii) generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, (iii) carry a wide assortment of local and ethnic food items, and (iv) do not charge a membership fee. Although we do not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

         During fiscal 2005, we built a new St. Croix store on a parcel of land located closer to the main trade area in the center of the island than our existing store. This new building expanded the size of our St. Croix store by about 45% to approximately 38,000 square feet. The new store opened on May 26, 2005.

         On April 25, 2006, we announced that we had entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name through a controlled subsidiary organized in the Cayman Islands. The signing of the lease is one in a number of steps that we must undertake before we can open a store operating under the Cost-U-Less name in the Cayman Islands. Although there are still a number of steps that we have to take before the store can be opened, we expect to open the store during the first half of 2007.

         Additionally, we just completed a remodel of our Kauai store to add retail enhancements such as fresh produce by the pound. We are also in the process of renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%). In addition to these projects, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets. We currently have no plans to open stores in new markets during fiscal 2006.

Results of Operations

         During the first quarter of fiscal 2006, we continued to experience improvements in comparable-store sales. Additionally, the strong margins we experienced in the second half of fiscal 2005 continued during the first quarter of fiscal 2006 and our corporate expenses, both in dollars and as a percentage of sales, were lower than the same period in 2005. Although, increasing energy prices have impacted our cost of doing business in the form of higher freight charges and store utility costs, we were able to generate increased operating margins due to improved merchandising and reduced expenses in other areas. However, if higher energy costs persist, we may not be able to continue to offset these increases in the future.

Comparison of the 13 Weeks Ended April 2, 2006 to the 13 Weeks Ended March 27, 2005:

         Net Sales: Net sales of $54.7 million for the first quarter of fiscal 2006 increased 2.7% compared to net sales of $53.2 million for the first quarter of fiscal 2005. The increase in net sales was due to comparable-store sales increases offset by a decline in business-to-business sales as compared to the same period in the prior year. We expect the level of business-to-business activity for fiscal 2006 to be similar or slightly less than the levels in 2005.

         Comparable-store sales (stores open for a full 13 months) increased 3.7% for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Nine of our eleven stores experienced increased sales in the first quarter of fiscal 2006 as compared to the same period in the prior year primarily due to general inflationary trends, improvements in our assortment of goods and operating improvements including better in-stock inventory levels. Additionally, our comparable-store sales benefited from the fact that the Easter holiday, during which all of our stores are closed for a least one day, falls in the second quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This shift in the holiday weekend positively impacted sales for the first quarter of fiscal 2006 by approximately 1%.

         Gross Profit: Gross profit of $10.2 million, or 18.6% of sales, for the first quarter of fiscal 2006 increased as compared to gross profit of $9.6 million, or 18.0% of sales, for the first quarter of fiscal 2005, primarily due to improvements in merchandising, including enhanced sourcing and pricing strategies.

         Store expenses: Store expenses of $7.2 million, or 13.2% of sales, for the first quarter of fiscal 2006 increased $0.5 million compared to expenses of $6.7 million, or 12.6% of sales, for the first quarter of fiscal 2005. Approximately 38% of the dollar increase in store expenses was attributable to higher energy (utility) expenses, which were 21% higher than the same period in the prior year. Another 28% of the dollar increase was due to increased depreciation expense, primarily due to our new store in St. Croix. An additional 23% of the dollar increase was attributable to payroll and related costs such as health care, which were 4% higher than the same period in the prior year. Payroll and related costs, although higher due to volume, remained comparable as a percent of store sales at 5.2% of store sales for the first quarters of both fiscal 2006 and fiscal 2005.

         General and administrative expenses: General and administrative expenses remained flat at $1.7 million for the first quarters of both fiscal 2006 and fiscal 2005. As a percent of sales, general and administrative expenses for the first quarter of fiscal 2006 decreased to 3.0% as compared to 3.2% for the first quarter of fiscal 2005, primarily due to the leveraging of corporate expenses over increased store sales.

         Store opening expenses: Store opening expenses were $14,000 for the first quarter of fiscal 2006 compared to $31,000 for the first quarter of fiscal 2005. Store opening expenses in both periods primarily related to costs associated with the evaluation of potential new store locations. We expect store opening expenses in fiscal 2006 to be higher than those incurred in fiscal 2005 as we begin construction on our new store in the Cayman Islands.

         Interest expense, net: Interest expense, net increased to $106,000 for the first quarter of fiscal 2006 as compared to $51,000 for the first quarter of fiscal 2005, as we capitalized approximately $64,000 of interest related to the construction of our new store in St. Croix during the first quarter of fiscal 2005.

         Other income/(expense): We incurred $12,000 of expense for the first quarter of fiscal 2006 as compared to $116,000 of income for the first quarter of fiscal 2005 primarily due to the receipt of a $0.1 million non-recurring insurance reimbursement in 2005. All other amounts included in other income/(expense) are attributable to gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

         Income tax provision: We recorded a tax provision of $430,000, or 36.2% of pre-tax income, for the first quarter of fiscal 2006 as compared to $450,000, or 38.0% of pre-tax income, for the first quarter of fiscal 2005. The tax provision primarily represents taxes associated with income generated in the U.S. and U.S. Territories. The decrease in tax rate in fiscal 2006 was primarily due to the implementation of certain tax planning strategies in the latter half of fiscal 2005, which enabled us to offset a portion of our foreign subsidiary losses against foreign subsidiary income, and thereby reduce our effective tax rate as compared to prior years.

         Net income: Net income was $758,000, or $0.18 per fully diluted share, for the first quarter of fiscal 2006 compared to net income for the first quarter of fiscal 2005 of $734,000, or $0.18 per fully diluted share. Weighted average diluted common shares outstanding were 4,221,979 for first quarter of 2006 as compared to 4,085,090 in the same period in the prior year.

Liquidity and Capital Resources

         We currently finance our operations with proceeds from various credit facilities and internally generated funds. Although we utilized existing working capital to finance the $5.6 million used to purchase the land and construct our new St. Croix store during fiscal 2005, we hope to re-finance our St. Croix store, and any future relocations and new stores, either through an operating lease, a sale-leaseback arrangement or long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not available on acceptable terms, we intend to finance our stores utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

         We utilized $0.2 million of net cash from operations during the first quarter of fiscal 2006 compared to $0.2 million that was generated during the first quarter of fiscal 2005. The decrease in cash provided by operations in the first quarter of fiscal 2006, as compared to the same period in the prior year, was primarily due to an increase in cash used to acquire inventory during the first quarter of fiscal 2006, partially offset by a decrease in cash utilized to pay down accrued expenses, as compared to the same period in the prior year.

         Net cash used in investing activities was $1.0 million for the first quarter of fiscal 2006 compared to $2.0 million in the first quarter of fiscal 2005. The cash used in investing activities in the first quarter of fiscal 2006 was primarily due to costs associated with renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%). We anticipate that the cost associated with building construction and updating equipment will be approximately $1.4 to $2.0 million, of which approximately $0.4 million was spent during the first quarter of fiscal 2006. Additionally, we spent approximately $0.1 million (and expect to spend an additional $0.1 million) on the remodel of our Kauai store in order to add retail enhancements such as fresh produce by the pound. During the first quarter of fiscal 2006, we also began replacing our current point of sale system with a new and improved version, which we anticipate will cost approximately $0.7 to $1.0 million when complete, most of which will be financed with a capital lease. The cash used in investing activities in the first quarter of fiscal 2005 was primarily due to costs associated with the construction of the new building in St. Croix where we relocated our St. Croix store on May 26, 2005.

         We currently have no plans to open stores in new markets during fiscal 2006. However, we are currently in the process of working with local architects and engineers to define the type of building we could construct in the Cayman Islands, which we expect to open during the first half of 2007. We anticipate spending approximately $3.5 to $4.5 million dollars during fiscal 2006 on our new store in the Cayman Islands. In addition, we are continuing to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

         We generated $0.4 million of cash from financing activities in the first quarter of fiscal 2006, as compared to utilizing $0.2 million in the first quarter of fiscal 2005. The $0.6 million increase was primarily due to an increase in bank checks outstanding during the first quarter of 2006 as compared to the first quarter of 2005. Additionally, during the first quarter of fiscal 2006, we financed a portion of the replacement of our point of sale system through a short term note payable that will be converted into a capital lease once all of our stores are converted over to the new system.

         We maintain a line of credit with Wells Fargo Business Credit. The line of credit expires on May 18, 2007, has an annual interest rate equal to the “prime rate” as defined by Wells Fargo Bank National Association, and has an unused line fee of three-eighths of one percent (0.375%) per annum on the average daily unused line. The line of credit contains various financial covenants, including minimum book net worth, minimum net income and capital expenditures.

         The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At April 2, 2006, there was $28,000 outstanding on the line of credit and $27,000 in letters of credit outstanding. At April 2, 2006, the rate charged by Wells Fargo was 7.75%.

         Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

         A significant portion of our cash flow is generated by our operations. If our operating results deteriorate as a result of a decrease in customer demand, declining economic conditions in the markets in which we have stores, energy related cost increases, or pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. We believe that amounts available under our various credit facilities, existing cash available for working capital purposes, and cash flow from operations will most likely be sufficient to fund our operations through the next twelve months. However, if such sources of liquidity are unavailable or insufficient to satisfy our liquidity requirements, we may need to issue equity or debt securities, obtain additional credit facilities or consider alternative financing arrangements. There can be no assurance that we will be able to obtain additional financing when needed, or that any available financing will be on terms acceptable to us.

Contractual Obligations

         As of April 2, 2006, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$ 2,211	$ 267	$ 534	$ 534	$ 876
Operating Leases (1)	36,943	5,044	9,263	5,336	17,300
Capital Lease	1,803	321	642	607	233
Total	$40,957	$5,632	$10,439	$6,477	$18,409

(1)	Adjusted to reflect a new agreement to lease land entered into in April 2006 for a potential store location in the Cayman Islands. The agreement commenced on April 1, 2006 and provides for a lease term of 20 years from the date on which the building is completed and ready for occupancy. Initial payments under the agreement are $15,000 per month until the building is completed and ready for occupancy, after which the base rent under the lease agreement will increase pursuant to its terms.

Critical Accounting Policies

         We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 1, 2006.

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

Foreign Currency Translation

         The U.S. dollar is the functional currency for all our locations, except for Fiji, Netherlands Antilles and the Cayman Islands, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders’ Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period we substantially liquidated operations in that country.

Income Taxes

         Income tax expense includes U.S. and foreign income taxes. We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We apply judgment in determining whether it is more likely than not that the deferred tax assets will be realized, and valuation allowances are established when necessary. Our effective tax rate is currently higher than the expected federal statutory rate because valuation allowances have been established against the tax benefits of foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. We are developing and implementing certain tax planning strategies which may affect our ability to recognize some of the deferred tax assets that are currently allowed for and may ultimately change our estimate of the valuation allowance.

Accounting Pronouncements

         In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not impact our financial statements for the first quarter of fiscal 2006, as we did not have a lease for a site under construction. However, on April 25, 2006, we announced that we had entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Rental payments under this lease commenced on April 1, 2006. In accordance with FSP 13-1 and other applicable lease accounting guidance, we will expense rental costs over the lease term, which includes the construction period.

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

         We did not have any derivative financial instruments as of April 2, 2006.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

         We opened our first store in 1989 and opened a total of 21 stores through March 2006 and presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. In addition, if our general and administrative expenses increase, the negative effect on our business and results of operations would be more significant than if we had a larger store base. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

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

         We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers with higher prices. For example, in the first quarter of fiscal 2006 our energy (utility) expenses were approximately 38% higher than the same period in fiscal 2005. If these costs continue to rise, we may not be able to continue the practice of passing on these additional costs to our customers. Our inability to effectively pass on these costs to our customers could have a significant adverse effect on our business, results of operations and financial condition.

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

         We have not opened stores in foreign island markets at a rapid pace. Although we have no plans to open stores in new markets during 2006, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets. For example, in May 2005 we moved our St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than our former store. Additionally, on April 25, 2006, we announced that we had entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name through a controlled subsidiary organized in the Cayman Islands. The signing of the lease is one in a number of steps that we must undertake before we can open a store operating under the Cost-U-Less name in the Cayman Islands. Although there are still a number of steps that we have to take before the store can be opened, we expect to open the store during the first half of 2007. New markets such as the Cayman Islands and others we may enter may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. We do not have operating experience in many of the markets in which we may consider opening new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, as they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that political turmoil and the resulting economic downturn in Fiji were having on the tourist industry. We have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential store sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that any new stores will be profitable. Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

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

If our information systems are disrupted, our business and results of operations could suffer.

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

ITEM 5. OTHER INFORMATION

         As previously announced, we have been granted approval from the Cayman Islands Trade and Business Licensing Board to operate a retail and wholesale business through a majority owned subsidiary organized in the Cayman Islands. On April 19, 2006, Cayman Cost-U-Less Limited, a Cayman Islands company majority owned and controlled by our wholly-owned Cayman Islands subsidiary, entered into an agreement to lease land with the developer of Governor’s Square in Grand Cayman, Governor’s Square Limited, on which to construct and operate a store under the Cost-U-Less name. Governor’s Square Limited is an entity affiliated with Robert Bodden, a minority owner of Cayman Cost-U-Less.

         Under the terms of the agreement, Cayman Cost-U-Less has the right to construct a retail and wholesale store of approximately 41,000 square feet on the leased premises. The agreement commenced on April 1, 2006 and provides for a lease term of 20 years from the date on which the building is completed and ready for occupancy. The agreement also contains two five-year options to extend the term of the lease. Initial payments under the agreement are $15,000 per month until the building is completed and ready for occupancy, after which the base rent under the lease agreement will increase pursuant to its terms.

         The signing of the agreement is one in a number of steps that we must undertake before a store operating under the Cost-U-Less name can be opened in the Cayman Islands. Although there are still a number of steps that have to be taken before the store can be opened, we expect to open the store during the first half of 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Fifth Amendment to Credit and Security Agreement by and between Cost-U-Less, Inc., CULGUAM, Inc., CULNEV, Inc., CULUSVI, Inc., and Wells Fargo Business Credit, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 25, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.
Date: May 15, 2006	/s/ J. Jeffrey Meder J. Jeffrey Meder President and Chief Executive Officer

Date: May 15, 2006	/s/ Martin P. Moore Martin P. Moore Chief Financial Officer