Form 10-Q
period 2006-07-02
COST U LESS INC
filed 2006-08-11
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________          TO___________

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
☐ YES ☒ NO.

The registrant had 4,021,998 common shares, par value $0.001, outstanding at August 4, 2006.

COST-U-LESS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended

	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005

Net sales	$53,568	$52,295	$108,260	$105,534
Merchandise costs	43,515	42,597	88,008	86,262

Gross profit	10,053	9,698	20,252	19,272

Operating expenses:
Store	7,319	6,978	14,535	13,705
General and administrative	1,680	1,513	3,343	3,210
Store openings	139	233	153	264
Store closings	0	59	0	59

Total operating expenses	9,138	8,783	18,031	17,238

Operating income	915	915	2,221	2,034

Other income (expense):
Interest expense, net	(107)	(59)	(213)	(110)
Other	(3)	(34)	(15)	82

Income before income taxes	805	822	1,993	2,006

Income tax provision	330	310	760	760

Net income	$475	$512	$1,233	$1,246

Earnings per common share:
Basic	$0.12	$0.13	$0.31	$0.32

Diluted	$0.11	$0.12	$0.29	$0.30

Weighted average common shares outstanding, basic	4,021,173	3,981,856	4,009,506	3,886,453

Weighted average common shares outstanding, diluted	4,244,038	4,228,017	4,232,807	4,134,133

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	July 2, 2006	January 1, 2006

ASSETS

Current assets:
Cash and cash equivalents	$4,031	$5,304
Accounts receivable, net	842	843
Inventories, net	24,565	23,027
Other current assets	1,615	1,136

Total current assets	31,053	30,310

Buildings and equipment, net	19,858	18,550
Deposits and other assets	713	772

Total assets	$51,624	$49,632

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,164	$15,062
Accrued expenses and other liabilities	5,680	5,422
Line of credit	389	80
Current portion of long-term debt	267	267
Current portion of capital lease	234	226

Total current liabilities	21,734	21,057

Other long-term liabilities	1,341	1,192
Long-term debt, less current portion	1,877	2,011
Capital lease, less current portion	1,210	1,329

Total liabilities	26,162	25,589

Commitments and contingencies	—	—

Shareholders’ equity	25,462	24,043

Total liabilities and shareholders’ equity	$51,624	$49,632

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 26, 2004	3,751,306	$12,795	$7,911	$(773)	$19,933
Net income	—	—	1,246	—	1,246
Foreign currency translation adjustments	—	—	—	(18)	(18)

Comprehensive income					1,228

Exercise of common stock options including income tax benefit	238,570	1,111	—	—	1,111

Balance at June 26, 2005	3,989,876	$13,906	$9,157	$(791)	$22,272

Balance at January 1, 2006	3,990,171	$13,931	$10,926	$(814)	$24,043
Net income	—	—	1,233	—	1,233
Foreign currency translation adjustments	—	—	—	(8)	(8)

Comprehensive income					1,225

Stock based compensation	—	20	—	—	20
Exercise of common stock options including income tax benefit	31,827	174	—	—	174

Balance at July 2, 2006	4,021,998	$14,125	$12,159	$(822)	$25,462

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	26 Weeks Ended

	July 2, 2006	June 26, 2005

OPERATING ACTIVITIES:
Net income	$1,233	$1,246
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	1,141	883
Stock Option Expense	20	—
Deferred tax provision	94	146
Loss on buildings and equipment	22	35
Tax benefit from exercise of stock options	—	684
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	121	(887)
Inventories	(1,538)	(605)
Other current assets	(482)	(532)
Deposits and other assets	59	6
Accounts payable	470	(1,199)
Accrued expenses and other liabilities	(550)	(1,220)
Other long-term liabilities	58	(2)

Net cash provided/(used) by operating activities	648	(1,445)

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(2,482)	(4,813)
Proceeds from sale of buildings and equipment	8	68

Net cash used by investing activities	(2,474)	(4,745)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	128	427
Tax benefit from exercise of stock options	46	—
Proceeds from short term note payable	688	—
Proceeds from capital lease obligations	—	500
Proceeds from line of credit, net	309	2,873
Increase/(decrease) in bank checks outstanding	(368)	645
Principal payments on capital lease obligations	(111)	(50)
Principal payments on long-term debt	(134)	(133)

Net cash provided by financing activities	558	4,262

Foreign currency translation adjustments	(5)	(9)

Net decrease in cash and cash equivalents	(1,273)	(1,937)

Cash and cash equivalents:
Beginning of period	5,304	6,081

End of period	$4,031	$4,144

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$219	$230
Income taxes	$546	$465
Cash received during the period for:
Income taxes	$45	$14

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

     Nature of Business

          Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in various United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. As of July 2, 2006, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

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

     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at January 1, 2006, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 26 week periods ended July 2, 2006, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2006.

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

     Stock-Based Compensation

          The Company maintains a stock incentive compensation plan that provides for the granting of various stock awards, including stock options and restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are generally granted at prices equal to the fair value on the date of grant. There were 357 shares available for future grant under the plan at July 2, 2006.

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

          Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

	13 Weeks Ended June 26, 2005	26 Weeks Ended June 26, 2005

Net income as reported	$512	$1,246
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	12	14

Net income pro forma	$500	$1,232

Earnings per common share, basic as reported	$0.13	$0.32
Earnings per common share, basic pro forma	$0.13	$0.32
Earnings per common share, diluted as reported	$0.12	$0.30
Earnings per common share, diluted pro forma	$0.12	$0.30

          Disclosures for the 13 and 26 week periods ended July 2, 2006, are not presented because the amounts are recognized in the consolidated financial statements.

          The following table summarizes the stock option transactions during the 26 weeks ended July 2, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (a)

Outstanding at January 1, 2006	613,324	$3.39	—	—
Granted at fair value	4,000	8.09	—	—
Forfeited	(1,475)	4.75	—	—
Exercised	(31,827)	4.06	—	—

Outstanding at July 2, 2006	584,022	3.38	5.65	$2,742,935

Exercisable at July 2, 2006	583,432	3.39	5.65	$2,739,153

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

          The Company recognized stock compensation costs of $20,000 and a related tax benefit of $8,000 during both the 13 and 26 weeks ended July 2, 2006. The expense recorded for the portion vesting in the current period for the 2,090 options granted prior to, but not vested as of, January 1, 2006, is less than $1,000. The remaining unrecognized compensation cost related to these unvested options, as of January 1, 2006, is also less than $1,000. These options will be fully vested as of August 2006.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

          Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first 26 weeks of fiscal 2006 and fiscal 2005 were as follows (in thousands):

	26 Weeks Ended

	July 2, 2006	June 26, 2005

Proceeds from stock options exercised	$128	$427
Tax benefit related to stock options exercised	46	684
Intrinsic value of stock options exercised	134	2,013

Reclassifications

          Certain reclassifications of prior period balances have been made for consistent presentation with the current period.

New Accounting Pronouncements

          In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not impact the Company’s financial statements for the first quarter of fiscal 2006, as the Company did not have a lease for a site under construction. However, on April 25, 2006, the Company announced that it had entered into a twenty-year lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Rental payments under this lease commenced on April 1, 2006. In accordance with FSP 13-1 and other applicable lease accounting guidance, the Company will expense rental costs over the lease term, which includes the construction period.

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

          The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended

	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005

Numerator:
Net income	$475	$512	$1,233	$1,246

Denominator:
Denominator for basic earnings per share—weighted average shares	4,021,173	3,981,856	4,009,506	3,886,453
Effect of dilutive common equivalent shares:
Stock options.	222,865	246,161	223,301	247,680

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	4,244,038	4,228,017	4,232,807	4,134,133

Basic earnings per common share	$0.12	$0.13	$0.31	$0.32
Diluted earnings per common share	$0.11	$0.12	$0.29	$0.30

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

          The diluted share calculation for the 13 and 26 weeks ended July 2, 2006, excludes 8,000 stock options outstanding. These options are excluded due to their anti-dilutive effect.

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

          The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At July 2, 2006, there was $0.4 million outstanding on the line of credit and $0.2 million in letters of credit outstanding. At July 2, 2006, the rate charged by Wells Fargo was 8.25%.

          Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

          The line of credit contains various covenants, all of which the Company believes it was in compliance with as of July 2, 2006.

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

          Our stores are patterned after the warehouse club concept, except our stores (i) are smaller (averaging approximately 32,000 square feet vs. large format warehouse clubs of approximately 130,000 square feet), (ii) generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, (iii) carry a wide assortment of local and ethnic food items, and (iv) do not charge a membership fee. Although we do not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

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

          On August 10, 2006, we completed the remodel and expansion of our store in St. Thomas. In addition to increasing the size of our store by approximately 6,400 square feet (an increase of approximately 18%), we also upgraded and replaced much of the store’s equipment, added a new produce format and a rotisserie department. Additionally, we recently completed a remodel of our Kauai store to add retail enhancements such as fresh produce by the pound. Furthermore, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets. We currently have no plans to open stores in new markets during fiscal 2006.

Results of Operations

          During the 13 and 26 weeks ended July 2, 2006, we continued to experience improvements in comparable-store sales. Additionally, the strong margins we experienced in the second half of fiscal 2005 continued during 2006. These increases were offset by higher store expenses primarily attributable to higher utility expenses. Although, increasing energy costs have impacted our cost of doing business in the form of higher freight charges and store utility costs, we were able to maintain operating margins by passing these costs on in the form of higher pricing. However, if higher energy costs persist, we may not be able to continue to offset these increases in the future.

Comparison of the 13 and 26 Weeks Ended July 2, 2006, to the 13and 26 Weeks Ended June 26, 2005:

          Net Sales: Net sales of $53.6 million for the 13 weeks ended July 2, 2006, increased 2.4% compared to net sales of $52.3 million for the same period in the prior year. Net sales of $108.3 million for the 26 weeks ended July 2, 2006, increased 2.6% compared to net sales of $105.5 million for the same period in the prior year. The increase in net sales in the 13 and 26 weeks ended July 2, 2006, as compared to the same periods in the prior year, was due to comparable-store sales increases partially offset by a decline in business-to-business sales as compared to the same period in the prior year. We expect the level of business-to-business activity for fiscal 2006 to be similar to or slightly less than the levels in 2005.

          Comparable-store sales (stores open for a full 13 months) increased 2.8% and 3.2% for the 13 and 26 weeks ended July 2, 2006, respectively, as compared to the same periods in the prior year. Nine of our eleven stores experienced increased sales in both the 13 and 26 weeks ended July 2, 2006, as compared to the same periods in the prior year, primarily due to general inflationary trends and related price increases, improvements in our assortment of goods and operating improvements including better in-stock inventory levels. The improvement in our comparable-store sales during the 13 weeks ended July 2, 2006, occurred despite the negative impact of the Easter holiday, during which all of our stores are closed for a least one day. The Easter holiday fell in the second quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This shift in the holiday weekend negatively impacted sales for the 13 weeks ended July 2, 2006, by approximately 1%.

          Gross Profit: Gross profit of $10.1 million, or 18.8% of sales, for the 13 weeks ended July 2, 2006, increased as compared to gross profit of $9.7 million, or 18.5% of sales, in the same period in the prior year. Gross profit of $20.3 million, or 18.7% of sales, for the 26 weeks ended July 2, 2006, increased as compared to gross profit of $19.3 million, or 18.3% of sales, in the same period in the prior year. The improvement in gross profit dollars in both the 13 and 26 weeks ended July 2, 2006, was primarily due to improvements in merchandising, including enhanced sourcing and pricing strategies to maintain operating margins.

          Store expenses: Store expenses increased to $7.3 million and $14.5 million for the 13 and 26 weeks ended July 2, 2006, respectively, as compared to $7.0 million and $13.7 million for the same periods in the prior year. As a percentage of sales, store expenses were 13.7% and 13.4% of sales for the 13 and 26 weeks ended July 2, 2006, respectively, as compared to 13.3% and 13.0% for the same periods in the prior year. For the 13 weeks ended July 2, 2006, approximately 59% of the dollar increase in store expenses was attributable to higher energy (utility) expenses, which were 20% higher than the same period in the prior year. Another 39% of the dollar increase was due to increased depreciation expense, primarily due to our new store in St. Croix. For the 26 weeks ended July 2, 2006, approximately 46% of the dollar increase in store expenses, was attributable to higher energy (utility) expenses, which were 21% higher than the same period in the prior year. Another 32% of the dollar increase was due to increased depreciation expense, primarily due to our new store in St. Croix. An additional 13% of the dollar increase was attributable to payroll and related costs such as health care, which were 2% higher than the same period in the prior year. Payroll and related costs, although higher due to volume, remained comparable as a percent of store sales at 5.2% of store sales for both 2006 and 2005.

          General and administrative expenses: General and administrative expenses increased to $1.7 million and $3.3 million for the 13 and 26 weeks ended July 2, 2006, respectively, as compared to $1.5 million and $3.2 million for the same periods in the prior year. As a percentage of sales, store expenses were 3.1% of sales for both the 13 and 26 weeks ended July 2, 2006, respectively, as compared to 2.9% and 3.0% for the same periods in the prior year. The increase in both the 13 and 26 week periods was primarily attributable to an increase in health benefits paid. Approximately 40% of our employees, including all of our corporate employees, are in a health plan that is self-insured with a stop-loss provision. We experienced a higher volume of claims during the 13 and 26 weeks ended July 2, 2006, than we experienced in the same periods in the prior year.

          Store opening expenses: Store opening expenses decreased to $0.1 million and $0.2 million for the 13 and 26 weeks ended July 2, 2006, respectively, as compared to $0.2 million and $0.3 million for the same periods in the prior year. Store opening expenses in 2006 include costs associated with our initial work on our store in the Cayman Islands, including rent expense associated with our land lease for that location. Store opening expenses in fiscal 2005 primarily relate to costs associated with the relocation of our St. Croix store and the evaluation of potential new store locations. We expect store opening expenses in fiscal 2006 to be higher than those incurred in fiscal 2005 as we continue to develop our new store in the Cayman Islands.

          Store closing expenses: Store closing expenses of $59,000 in both the 13 and 26 weeks ended June 26, 2005, represent the costs incurred with closing our former St. Croix location after we relocated our store on May 26, 2005.

          Interest expense, net: Interest expense, net increased to $0.1 million and $0.2 million for the 13 and 26 weeks ended July 2, 2006, respectively, as compared to $59,000 and $0.1 million for the same periods in the prior year. The increase was primarily attributable to the capitalization of approximately $40,000 and $0.1 million of interest related to the construction of our new store in St. Croix during the 13 and 26 weeks ended June 26, 2005, respectively.

          Other income/(expense): Other income/(expense) was ($3,000) for the 13 weeks ended July 2, 2006, as compared to ($34,000) for the same period in the prior year. Other income/(expense) was ($15,000) for the 26 weeks ended July 2, 2006, as compared to $82,000 for the same period in the prior year. The decrease in the 26 weeks ended July 2, 2006 was primarily due to the receipt of a $0.1 million non-recurring insurance reimbursement in 2005. All other amounts included in other income/(expense) are attributable to gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

          Income tax provision: Our income tax provision for the 13 weeks ended July 2, 2006, increased to $330,000, or 41.0% of pre-tax income, as compared to $310,000, or 37.7% of pre-tax income, for the same period in the prior year. Our income tax provision for the 26 weeks ended July 2, 2006, increased to $760,000, or 38.1% of pre-tax income, as compared to $760,000, or 37.8% of pre-tax income, for the same period in the prior year. The increase in effective tax rate in fiscal 2006 was primarily due to expenses incurred in the Cayman Islands that are not tax deductible as there are no corporate taxes in the Cayman Islands. This increase was partially offset by the implementation of tax planning strategies in the latter half of fiscal 2005, which enabled us to offset a portion of our other foreign subsidiary losses against foreign subsidiary income.

          Net income: Net income was $0.5 million, or $0.11 per fully diluted share, for the 13 weeks ended July 2, 2006, as compared to a net income of $0.5 million, or $0.12 per fully diluted share, in the same period in the prior year. Net income was $1.2 million, or $0.29 per fully diluted share, for the 26 weeks ended July 2, 2006, as compared to $1.2 million, or $0.30 per fully diluted share for the same period in the prior year.

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

          We generated $0.6 million of net cash from operations during the 26 weeks ended July 2, 2006, as compared to the utilization of $1.4 million of net cash from operations during the same period in the prior year. The increase in cash provided by operations during the 26 weeks ended July 2, 2006, as compared to the same period in the prior year, was primarily due to a decrease in cash used to pay down accounts payable and accrued expenses, partially offset by an increase in cash used to acquire inventory during the 26 weeks ended July 2, 2006.

          Net cash used in investing activities was $2.5 million for the 26 weeks ended July 2, 2006, as compared to $4.7 million in the same period in the prior year. The cash used in investing activities during the 26 weeks ended July 2, 2006, was primarily due to costs associated with renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%) and the replacement of our current point of sale system with a new and improved version. We anticipate that the cost associated with building construction and updating equipment associated with our St. Thomas store will be approximately $1.5 to $1.9 million, of which approximately $1.0 million was spent during the 26 weeks ended July 2, 2006. We anticipate that the cost of replacing our current point of sale system will be approximately $1.0 million when complete, most of which will be financed with a capital lease. Additionally, we spent approximately $0.2 million on the remodel of our Kauai store in order to add retail enhancements such as fresh produce by the pound. The cash used in investing activities in the 26 weeks ended June 26, 2005, was primarily due to costs associated with the construction of the new building in St. Croix where we relocated our St. Croix store on May 26, 2005.

          We currently have no plans to open stores in new markets during fiscal 2006. However, we are currently in the process of working with local architects and engineers to define the type of building we could construct in the Cayman Islands, which we expect to open during the first half of 2007. We anticipate spending approximately $3.5 to $4.5 million dollars during fiscal 2006 on our proposed new store in the Cayman Islands. In addition, we are continuing to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

          We generated $0.5 million of cash from financing activities in the 26 weeks ended July 2, 2006, as compared to $4.3 million generated in the same period in the prior year. The $3.7 million decrease was primarily due to a decrease in borrowings on our line of credit and a decrease in bank checks outstanding during the 26 weeks ended July 2, 2006, as compared to the same period in the prior year. This was partially offset by $0.7 million obtained from a short term note payable that is being utilized to finance the replacement of our point of sale system. The short term note payable will be converted into a capital lease once all of our stores are converted over to the new system, which we expect to occur in the third quarter of 2006.

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

          The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At July 2, 2006, there was $0.4 million outstanding on the line of credit and $0.2 million in letters of credit outstanding. At July 2, 2006, the rate charged by Wells Fargo was 8.25%.

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

Contractual Obligations

          As of July 2, 2006, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$2,144	$267	$534	$534	$809
Operating Leases (1)	35,684	4,959	8,936	4,999	16,790
Capital Lease	1,723	321	642	572	188

Total	$39,551	$5,547	$10,112	$6,105	$17,787

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

Accounting Pronouncements

          In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not impact our financial statements for the first quarter of fiscal 2006, as we did not have a lease for a site under construction. However, on April 25, 2006, we announced that we had entered into a twenty-year lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Rental payments under this lease commenced on April 1, 2006. In accordance with FSP 13-1 and other applicable lease accounting guidance, we will expense rental costs over the lease term, which includes the construction period.

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

          We did not have any derivative financial instruments as of July 2, 2006.

ITEM 4. CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of July 2, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION

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

          We opened our first store in 1989 and opened a total of 21 stores through June 2006 and presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. In addition, if our general and administrative expenses increase, the negative effect on our business and results of operations would be more significant than if we had a larger store base. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

Our ability to operate profitably in existing markets and to expand into new markets may be adversely affected by competing warehouse clubs or discount retailers.

          The warehouse club and discount retail businesses are highly competitive. If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. In addition, our gross margin and operating income are generally lower for stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets. For example, Costco is expected to open a new store in Kauai in late 2006, which would likely cause our gross margin and operating income for our Kauai store to be lower in fiscal 2006 due to the increased competition and reduced market share and the actions we may be required to take to remain competitive in Kauai. Furthermore, our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. These factors could result in reduced sales and margins or loss of market share, any of which could negatively affect our results of operations.

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

          We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers with higher prices. For example, during the 26 weeks ended July 2, 2006, our energy (utility) expenses were approximately 20% higher than the same period in fiscal 2005. If these costs continue to rise, we may not be able to continue the practice of passing on these additional costs to our customers. Our inability to effectively pass on these costs to our customers could have a significant adverse effect on our business, results of operations and financial condition.

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

          Our net sales from island operations represented approximately 94.5% of our total net sales for fiscal 2005. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. In addition, island operations involve uncertainties arising from items such as:

▪	Changes in local labor markets, including unionization and inadequate labor pools;
▪	Local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services;
▪	Ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections often in undeveloped regions;
▪	Political, military and trade tensions;
▪	Currency exchange rate fluctuations and repatriation restrictions;
▪	Local economic conditions;
▪	Difficulty enforcing agreements or protecting intellectual property;
▪	Collection of debts and other obligations in foreign countries; and
▪	Volatile island operating expenses, including utilities.

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

          Our headquarters and administrative offices are located in Washington State; however, ten of our eleven stores and a majority of our employees are located on islands. Although we invest resources to hire and train our on-site managers, the inability of our executives to be physically present at our current and planned store sites on a regular basis may result in the following:

▪	Isolation of store operations from corporate management and an increased dependence on store managers;
▪	Diminished ability to oversee employees, which may lead to decreased productivity or other operational problems;
▪	Construction delays or difficulties caused by inadequate supervision of the construction process; and
▪	Communication challenges.

          We may need to invest significant resources to update and expand our communications systems and information networks and to devote a substantial amount of time, effort and expense to national and international travel in order to overcome these challenges; failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We may encounter disruption in the transportation of our products, which would significantly harm our business.

          Our island locales require the transportation of products over great distances on water, which results in the following:

▪	Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods;
▪	Possible loss of product due to potential damage to, or destruction of, ships or containers delivering our goods;
▪	Tariff, customs and shipping regulation issues;
▪	Substantial ocean freight and duty costs;
▪	Port and container security issues; and
▪	Interruption in the delivery of product due to labor disruption or weather related issues.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of our shareholders was held on May 17, 2006. The following proposals were submitted to a vote:

          The election of one director, to hold office until our annual meeting of shareholders in 2009 and until his successor is duly elected and qualified. The terms of the other members of our board of directors, Robert C. Donegan, J. Jeffrey Meder, David A. Enger and Gary W. Nettles, continued after the annual meeting of shareholders.

          This proposal received the following number of votes:

	Affirmative	Withheld

George C. Textor	3,367,975	480,279

          The ratification of the appointment of Grant Thornton LLP as our independent auditors for fiscal year 2006. This proposal was approved with 3,806,409 shares voting for approval, 41,515 shares voting against approval, and 330 shares abstaining.

ITEM 6. EXHIBITS

Exhibit No.		Description

10.1		Lease Agreement between Governor’s Square Limited and Cayman Cost U Less Limited dated April 19, 2006 *
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

COST-U-LESS, INC.

Date: August 11, 2006	/s/ J. Jeffrey Meder

J. Jeffrey Meder President and Chief Executive Officer

Date: August 11, 2006	/s/ Martin P. Moore

Martin P. Moore Chief Financial Officer