Form 10-Q
period 2006-10-01
COST U LESS INC
filed 2006-11-13
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒YES ☐NO.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐YES ☒NO.

The registrant had 4,023,530 common shares, par value $0.001, outstanding at November 8, 2006.

COST-U-LESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005

Net sales	$54,613	$53,011	$162,873	$158,545
Merchandise costs	44,301	42,991	132,309	129,253
Gross profit	10,312	10,020	30,564	29,292

Operating expenses:
Store	7,719	7,084	22,254	20,789
General and administrative	1,528	1,652	4,871	4,862
Store openings	106	63	259	327
Store closings	—	22	—	81
Total operating expenses	9,353	8,821	27,384	26,059

Operating income	959	1,199	3,180	3,233

Other income (expense):
Interest expense, net	(101)	(121)	(314)	(231)
Other	14	(14)	(1)	68
Income before income taxes	872	1,064	2,865	3,070

Income tax provision	350	425	1,110	1,185
Net income	$522	$639	$1,755	$1,885

Earnings per common share:
Basic	$0.13	$0.16	$0.44	$0.48
Diluted	$0.12	$0.15	$0.41	$0.45

Weighted average common shares outstanding, basic	4,022,798	3,989,876	4,013,937	3,920,927
Weighted average common shares outstanding, diluted	4,255,781	4,207,219	4,240,312	4,159,784

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	October 1, 2006	January 1, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4,961	$5,304
Accounts receivable, net	867	843
Inventories, net	25,463	23,027
Other current assets	1,593	1,136
Total current assets	32,884	30,310

Buildings and equipment, net	20,959	18,550
Deposits and other assets	718	772

Total assets	$54,561	$49,632

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,274	$15,062
Accrued expenses and other liabilities	5,345	5,422
Line of credit	454	80
Current portion of long-term debt	267	267
Current portion of capital lease	306	226
Total current liabilities	23,646	21,057

Other long-term liabilities	1,409	1,192
Long-term debt, less current portion	1,811	2,011
Capital lease, less current portion	1,684	1,329
Total liabilities	28,550	25,589

Commitments and contingencies	—	—

Shareholders’ equity	26,011	24,043

Total liabilities and shareholders’ equity	$54,561	$49,632

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 26, 2004	3,751,306	$12,795	$7,911	$(773)	$19,933
Net income	—	—	1,885	—	1,885
Foreign currency translation adjustments	—	—	—	(19)	(19)
Comprehensive income					1,866
Compensation related to stock options	—	24	—		24
Exercise of common stock options including income tax benefit.	238,570	1,111	—	—	1,111

Balance at September 25, 2005	3,989,876	$13,930	$9,796	$(792)	$22,934

Balance at January 1, 2006	3,990,171	$13,931	$10,926	$(814)	$24,043
Net income	—	—	1,755	—	1,755
Foreign currency translation adjustments	—	—	—	9	9
Comprehensive income					1,764
Stock based compensation	—	20	—	—	20
Exercise of common stock options including income tax benefit.	33,359	184	—	—	184

Balance at October 1, 2006	4,023,530	$14,135	$12,681	$(805)	$26,011

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	39 Weeks Ended
	October 1, 2006	September 25, 2005
OPERATING ACTIVITIES:
Net income	$1,755	$1,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,751	1,380
Stock option expense	20	24
Deferred tax provision	192	234
Loss on buildings and equipment	60	35
Tax benefit from exercise of stock options	—	684
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	289	(393)
Inventories	(2,436)	(1,437)
Other current assets	(539)	(566)
Deposits and other assets	54	—
Accounts payable	2,964	(924)
Accrued expenses and other liabilities	(390)	(803)
Other long-term liabilities	107	(1)
Net cash provided by operating activities	3,827	118

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(4,224)	(5,601)
Proceeds from sale of buildings and equipment	8	68
Net cash used by investing activities	(4,216)	(5,533)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	137	427
Tax benefit from exercise of stock options	47	—
Proceeds from short term note payable (1)	608	—
Proceeds from capital lease obligations	—	1,000
Proceeds from line of credit, net	374	1,703
Increase/(decrease) in bank checks outstanding	(752)	837
Principal payments on capital lease obligations	(173)	(99)
Principal payments on long-term debt	(200)	(200)
Net cash provided by financing activities	41	3,668

Foreign currency translation adjustments	5	(11)

Net decrease in cash and cash equivalents	(343)	(1,758)

Cash and cash equivalents:
Beginning of period	5,304	6,081
End of period	$4,961	$4,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$340	$320
Income taxes, net	$556	$671

(1)	During the quarter ended October 1, 2006, the company refinanced its short-term note payable with a seven-year capital lease.

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in various United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. As of October 1, 2006, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at January 1, 2006, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 39 week periods ended October 1, 2006, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K filed with the SEC on March 29, 2006.

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

Stock-Based Compensation

The Company maintains a stock incentive compensation plan that provides for the granting of various stock awards, including stock options and restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are generally granted at prices equal to the fair value on the date of grant. There were 357 shares available for future grant under the plan at October 1, 2006.

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Had stock option compensation expense for the Company’s stock option plans been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by FAS 123, as amended by FAS 148, the Company’s net income and earnings per share amounts would have been as follows:

	13 Weeks Ended September 25, 2005	39 Weeks Ended September 25, 2005

Net income, as reported	$639	$1,885
Add: Stock-based compensation, as reported	24	24
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(36)	(50)
Net income, pro forma	$627	$1,859

Earnings per common share, basic as reported	$0.16	$0.48
Earnings per common share, basic pro forma	$0.16	$0.47
Earnings per common share, diluted as reported	$0.15	$0.45
Earnings per common share, diluted pro forma	$0.15	$0.45

Disclosures for the 13 and 39-week periods ended October 1, 2006, are not presented because the amounts are recognized in the consolidated financial statements.

The following table summarizes the stock option transactions during the 39 weeks ended October 1, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2006	613,324	$3.39	—	—
Granted at fair value	4,000	8.09	—	—
Forfeited	(1,475)	4.75	—	—
Exercised	(33,359)	4.12	—	—
Outstanding at October 1, 2006	582,490	3.38	5.32	$3,075,547

Exercisable at October 1, 2006	582,490	3.38	5.32	$3,075,547

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company recognized stock compensation costs of $20,000 and a related tax benefit of $8,000 during both the 13 and 39 weeks ended October 1, 2006. The expense recorded for the portion vesting in the current period for the 2,090 options granted prior to, but not vested as of, January 1, 2006, is less than $1,000. These options were fully vested as of August 2006.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first 39 weeks of fiscal 2006 and fiscal 2005 were as follows (in thousands):
	39 Weeks Ended
	October 1, 2006	September 25, 2005

Proceeds from stock options exercised	$137	$427
Tax benefit related to stock options exercised	47	684
Intrinsic value of stock options exercised	139	2,013

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
Numerator:
Net income	$522	$639	$1,755	$1,885
Denominator:
Denominator for basic earnings per share—weighted average shares	4,022,798	3,989,876	4,013,937	3,920,927
Effect of dilutive common equivalent shares:
Stock options	232,983	217,343	226,375	238,857
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	4,255,781	4,207,219	4,240,312	4,159,784

Basic earnings per common share	$0.13	$0.16	$0.44	$0.48
Diluted earnings per common share	$0.12	$0.15	$0.41	$0.45

3.	Line of Credit

The Company has maintained a line of credit with Wells Fargo Business Credit since April 9, 2003. On May 26, 2005, the Company entered into a Fourth Amendment to the Credit and Security Agreement (the Fourth Amendment) as it relates to the line of credit. The Fourth Amendment extended the maturity date of the line of credit from April 9, 2006, to May 18, 2007. Additionally, the Fourth Amendment (1) reduced the interest rate to an annual interest rate equal to the “prime rate” as defined by Wells Fargo Bank National Association, (2) reduced the minimum interest charge to not less than $25,000 per calendar year, (3) increased the unused line fee to a rate of three-eighths of one percent (0.375%) per annum on the average daily unused line and (4) eliminated the one day interest charge on all payments received on the line of credit. The line of credit was further amended on April 20, 2006, to update specific financial covenants contained in the credit agreement, including minimum book net worth, minimum net income and capital expenditures.

The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At October 1, 2006, there was $0.5 million outstanding on the line of credit and no letters of credit outstanding. At October 1, 2006, the rate charged by Wells Fargo was 8.25%.

Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

The line of credit contains various covenants, all of which the Company believes it was in compliance with as of October 1, 2006.

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

Certain Factors That May Affect Future Results of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Forward-looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in Item 1A. of Part II of this report and in the "Risk Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our annual report on Form 10-K for the fiscal year ended January 1, 2006, which was filed on March 29, 2006, with the Securities and Exchange Commission.

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

Our stores are patterned after the warehouse club concept, except our stores (i) are smaller (averaging approximately 32,500 square feet vs. large format warehouse clubs of approximately 130,000 square feet), (ii) generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, (iii) carry a wide assortment of local and ethnic food items, and (iv) do not charge a membership fee. Although we do not have large seasonal fluctuations in sales, the fourth quarter is typically the highest sales quarter due to additional holiday sales.

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

Our net sales increased for the 13 and 39 weeks ended October 1, 2006, as compared to the same periods in the prior year, primarily because of increases in comparable-store sales. Nine of our eleven stores experienced increased sales in both the 13 and 39 weeks ended October 1, 2006, as compared to the same periods in the prior year. These increases were primarily due to general inflationary trends and related price increases, improvements in our assortment of goods and other operating improvements.

We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers with higher prices. For example, during the 39 weeks ended October 1, 2006, our energy (utility) expenses were approximately 21% higher than the same period in fiscal 2005. As these costs continue to rise, we have had increasing difficulty in passing on these additional costs to our customers.

Results of Operations

Comparison of the 13 and 39 Weeks Ended October 1, 2006, to the 13 and 39 Weeks Ended September 25, 2005:

Net Sales: Net sales of $54.6 million for the 13 weeks ended October 1, 2006, increased 3.0% compared to net sales of $53.0 million for the same period in the prior year. Net sales of $162.9 million for the 39 weeks ended October 1, 2006, increased 2.7% compared to net sales of $158.5 million for the same period in the prior year. The increase in net sales in the 13 and 39 weeks ended October 1, 2006, as compared to the same periods in the prior year, was due to comparable-store sales increases partially offset by a decline in business-to-business sales as compared to the same period in the prior year. We expect the level of business-to-business activity for fiscal 2006 to be slightly less than the levels in 2005. Additionally, we anticipate that sales for our Kauai store will be lower in the fourth quarter of fiscal 2006, as compared to the prior year, due to increased competition and reduced market share, which has occurred as a result of Costco opening a new store in Kauai on October 17, 2006.

Comparable-store sales (stores open for a full 13 months) increased 3.5% and 3.3% for the 13 and 39 weeks ended October 1, 2006, respectively, as compared to the same periods in the prior year. Nine of our eleven stores experienced increased sales in both the 13 and 39 weeks ended October 1, 2006, as compared to the same periods in the prior year, primarily due to general inflationary trends and related price increases, improvements in our assortment of goods and other operating improvements.

Gross Profit: Gross profit dollars of $10.3 million, for the 13 weeks ended October 1, 2006, increased slightly as compared to gross profit dollars of $10.0 million for the same period in the prior year. Gross profit as a percentage of sales was 18.9% for both the 13 weeks ended October 1, 2006 and the same period in the prior year. Gross profit of $30.6 million, or 18.8% of sales, for the 39 weeks ended October 1, 2006, increased as compared to gross profit of $29.3 million, or 18.5% of sales, in the same period in the prior year. The improvement in gross profit dollars in both the 13 and 39 weeks ended October 1, 2006, was primarily due to improvements in merchandising, including enhanced sourcing and pricing strategies to maintain operating margins.

Store expenses: Store expenses increased to $7.7 million and $22.3 million for the 13 and 39 weeks ended October 1, 2006, respectively, as compared to $7.1 million and $20.8 million for the same periods in the prior year. As a percentage of sales, store expenses were 14.1% and 13.7% of sales for the 13 and 39 weeks ended October 1, 2006, respectively, as compared to 13.4% and 13.1% for the same periods in the prior year. For the 13 weeks ended October 1, 2006, approximately 36% of the dollar increase in store expenses was attributable to higher energy (utility) expenses, which were 21% higher than the same period in the prior year. Another 19% of the dollar increase between comparable 13-week periods was due to increased depreciation expense, primarily due to our new store in St. Croix and the expansion of our store in St. Thomas. An additional 19% of the dollar increase between comparable 13-week periods was due to higher payroll and related costs, which were 4% higher than the same period in the prior year, due in part to the additional labor required during the remodel and expansion of our St. Thomas store. For the 39 weeks ended October 1, 2006, approximately 42% of the dollar increase in store expenses was attributable to higher energy (utility) expenses, which were 21% higher than the same period in the prior year. Another 27% of the dollar increase between comparable 39-week periods was due to increased depreciation expense, primarily due to our new store in St. Croix. An additional 16% of the dollar increase between comparable 39-week periods was attributable to payroll and related costs such as health care, which were 3% higher than the same period in the prior year. Payroll and related costs, although higher due to volume, remained comparable as a percent of store sales at 5.3% of store sales for both periods in 2006 and 5.2% of store sales for both periods in 2005.

General and administrative expenses: General and administrative expenses decreased slightly to $1.5 million and $4.9 million for the 13 and 39 weeks ended October 1, 2006, respectively, as compared to $1.7 million and $4.9 million for the same periods in the prior year. As a percentage of sales, general and administrative expenses were 2.8% and 3.0% of sales for the 13 and 39 weeks ended October 1, 2006, respectively, as compared to 3.1% for both periods in the prior year. The decrease in expense during the 13 week period was primarily attributable to lower personnel related expenses, including health benefits paid in the 13 weeks ended October 1, 2006, as compared to the same period in the prior year. For the 39-week period, however, health benefits paid in 2006 were approximately 46% higher than the same period in 2005. Approximately 40% of our employees, including all of our corporate employees, are in a health plan that is self-insured with a stop-loss provision. We experienced a higher volume of claims during the 39 weeks ended October 1, 2006, than we experienced in the same period in the prior year.

Store opening expenses: Store opening expenses were equal to the prior year at $0.1 million for the 13-week period and $0.3 million for the 39 week period. Store opening expenses in 2006 include costs associated with our initial work on our store in the Cayman Islands, including rent expense associated with our land lease for that location. Store opening expenses in fiscal 2005 primarily relate to costs associated with the relocation of our St. Croix store and the evaluation of potential new store locations. We expect store opening expenses in fiscal 2006 to be higher than those incurred in fiscal 2005 as we continue to develop our new store in the Cayman Islands and incur rent in the Caymans associated with the land on which our building is being developed.

Store closing expenses: Store closing expenses of $22,000 in the 13 weeks ended September 25, 2005, and $81,000 in the 39 weeks ended September 25, 2005, represent the costs incurred with closing our former St. Croix location after we relocated our store on May 26, 2005.

Interest expense, net: Interest expense, net remained relatively flat at $0.1 million and $0.3 million for the 13 and 39 weeks ended October 1, 2006, respectively, as compared to $0.1 million and $0.2 million for the same periods in the prior year. The increase in interest expense during the 39 weeks was primarily attributable to the capitalization of approximately $0.1 million of interest related to the construction of our new store in St. Croix during the 39 weeks ended September 25, 2005.

Other income/(expense): Other income/(expense) was $14,000 for the 13 weeks ended October 1, 2006, as compared to ($14,000) for the same period in the prior year. Other income/(expense) was ($1,000) for the 39 weeks ended October 1, 2006, as compared to $68,000 for the same period in the prior year. The decrease in the 39 weeks ended October 1, 2006 was primarily due to the receipt of a $0.1 million non-recurring insurance reimbursement in 2005. All other amounts included in other income/(expense) are attributable to gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

Income tax provision: Our income tax provision for the 13 weeks ended October 1, 2006, was $350,000, or 40.1% of pre-tax income, as compared to $425,000, or 39.9% of pre-tax income, for the same period in the prior year. Our income tax provision for the 39 weeks ended October 1, 2006, was $1,110,000, or 38.7% of pre-tax income, as compared to $1,185,000, or 38.6% of pre-tax income, for the same period in the prior year. The slight increase in our effective tax rate in fiscal 2006 was primarily due to expenses incurred in the Cayman Islands that are not tax deductible as there are no corporate taxes in the Cayman Islands. This increase was partially offset by the implementation of tax planning strategies in the latter half of fiscal 2005, which enabled us to offset a portion of our other foreign subsidiary losses against foreign subsidiary income.

Net income: Net income was $0.5 million, or $0.12 per fully diluted share, for the 13 weeks ended October 1, 2006, as compared to a net income of $0.6 million, or $0.15 per fully diluted share, in the same period in the prior year. Net income was $1.8 million, or $0.41 per fully diluted share, for the 39 weeks ended October 1, 2006, as compared to $1.9 million, or $0.45 per fully diluted share for the same period in the prior year.

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

We generated $3.8 million of net cash from operations during the 39 weeks ended October 1, 2006, as compared to $0.1 million of net cash generated by operations during the same period in the prior year. The increase in cash provided by operations during the 39 weeks ended October 1, 2006, as compared to the same period in the prior year, was primarily due to a decrease in cash used to pay down accounts payable and accrued expenses, partially offset by an increase in cash used to acquire inventory during the 39 weeks ended October 1, 2006.

Net cash used in investing activities was $4.2 million for the 39 weeks ended October 1, 2006, as compared to $5.5 million in the same period in the prior year. The cash used in investing activities during the 39 weeks ended October 1, 2006, was primarily due to costs associated with renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%) and the replacement of our current point of sale system with a new and improved version. The cost associated with building construction and updating equipment associated with our St. Thomas store was approximately $2.0 million and the cost of replacing our current point of sale system was approximately $1.0 million, a majority of which was refinanced with a capital lease. Additionally, we spent approximately $0.2 million on the remodel of our Kauai store in order to add retail enhancements such as fresh produce by the pound and we have spent approximately $0.4 million on the development of land in the Cayman Islands. The cash used in investing activities in the 39 weeks ended September 25, 2005, was primarily due to costs associated with the construction of the new building in St. Croix where we relocated our St. Croix store on May 26, 2005.

We currently have no plans to open stores in new markets during fiscal 2006. However, we are currently in the process of working with local architects and engineers to define the type of building we could construct in the Cayman Islands, which we expect to open during the first half of 2007. We anticipate spending approximately $1.5 to $2.0 million dollars during fiscal 2006 on our proposed new store in the Cayman Islands. In addition, we are continuing to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

We generated $41,000 of cash from financing activities during the 39 weeks ended October 1, 2006, as compared to $3.7 million generated in the same period in the prior year. The $3.7 million decrease was primarily due to a decrease in borrowings on our line of credit and a decrease in bank checks outstanding during the 39 weeks ended October 1, 2006, as compared to the same period in the prior year.

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

The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At October 1, 2006, there was $0.5 million outstanding on the line of credit and no letters of credit outstanding. At October 1, 2006, the rate charged by Wells Fargo was 8.25%.

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

Contractual Obligations

As of October 1, 2006, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$2,078	$267	$534	$534	$743
Operating Leases (1)	34,423	4,920	8,544	4,679	16,280
Capital Lease (2)	2,425	435	868	763	359
Total	$38,926	$5,622	$9,946	$5,976	$17,382

(1)
Adjusted to reflect a new agreement to lease land entered into in April 2006 for a potential store location in the Cayman Islands. The agreement commenced on April 1, 2006, and provides for a lease term of 20 years from the date on which the building is completed and ready for occupancy. Initial payments under the agreement are $15,000 per month until the building is completed and ready for occupancy, after which the base rent under the lease agreement will increase pursuant to its terms.

(2)	Adjusted to reflect a new POS lease entered into in September 2006, which provides for a lease term of 7 years.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt the new requirements in our fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have not yet determined the impact, if any, of adopting FIN 48 on our consolidated financial statements.

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

We operate in four foreign countries that function under currencies other than the US dollar. Two of the these foreign countries operate under the Netherlands Antilles Guilder and one of these foreign countries operates under the Caymans Island Dollar, both of which have historically had an exchange rate fixed to the U.S. dollar but there can be no assurance that this will continue. If the Netherlands Antilles Guilder and/or the Caymans Island Dollar is allowed to float this would lead to an increase in foreign exchange volatility and risk which could have a materially adverse effect on our business, financial condition and operating results. There is also the possibility these three foreign countries that function under currencies other than the U.S. dollar could devalue their currency against the U.S. dollar at any time and if this was to occur there could be a materially adverse effect on our business, financial condition and operating results.

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

We did not have any derivative financial instruments as of October 1, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of October 1, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

PART II - OTHER INFORMATION

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

We opened our first store in 1989 and opened a total of 21 stores through September 2006 and presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. In addition, if our general and administrative expenses increase, the negative effect on our business and results of operations would be more significant than if we had a larger store base. Although we intend to carefully plan for the implementation of additional stores, there can be no assurance that such plans can be executed as envisioned or that the implementation of those plans will not have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to acquire products at a lower cost than competitors or obtain volume-based pricing can be adversely affected because of our small store base.

Our ability to operate profitably in existing markets and to expand into new markets may be adversely affected by competing warehouse clubs or discount retailers.

The warehouse club and discount retail businesses are highly competitive. If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have substantially greater resources, buying power and name recognition than we have. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. In addition, our gross margin and operating income are generally lower for stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets. For example, Costco opened a new store in Kauai on October 17, 2006, which will likely cause our gross margin and operating income for our Kauai store to be lower in fiscal 2006 due to the increased competition and reduced market share and the actions we may be required to take to remain competitive in Kauai. Furthermore, our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. These factors could result in reduced sales and margins or loss of market share, any of which could negatively affect our results of operations.

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

Additionally, we utilize a combination of insurance policies and self-insurance mechanisms to provide for the potential liabilities for property insurance, general liability, director and officers’ liability, workers’ compensation and employee health care insurance. The costs related to obtaining our current insurance coverage have been increasing. If the costs of maintaining this insurance coverage continue to increase significantly, we would experience an associated increase in our store and administrative expenses that may negatively impact our results of operations. In addition, there is no assurance as to how casualty insurance carriers may react to increasing weather related damages in areas where our stores are located. If we are unable to maintain our current or similar insurance coverage, or if an event were to occur that was not covered by our current insurance policy coverage levels (including acts of terrorism, war and actions such as government nationalizations), our business and results of operations could suffer.

If energy costs and fuel surcharges continue to rise, the profitability of our stores may decline and our business and financial condition could suffer.

We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers with higher prices. For example, during the 39 weeks ended October 1, 2006, our energy (utility) expenses were approximately 21% higher than the same period in fiscal 2005. If these costs continue to rise, we may not be able to continue the practice of passing on these additional costs to our customers. Our inability to effectively pass on these costs to our customers could have a significant adverse effect on our business, results of operations and financial condition.

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

Our net sales from island operations represented approximately 94.5% of our total net sales for fiscal 2005. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. In addition, island operations involve uncertainties arising from items such as:

▪	Changes in local labor markets, including unionization and inadequate labor pools;
▪	Local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services;
▪	Ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections often in undeveloped regions;
▪	Currency exchange rate fluctuations and repatriation restrictions;
▪	Difficulty enforcing agreements or protecting intellectual property;
▪	Collection of debts and other obligations in foreign countries; and
▪	Volatile island operating expenses, including utilities.

Our inability to effectively manage these logistical challenges and local uncertainties inherent in our island and international operations could have a significant adverse effect on our business, results of operations and financial condition.

If the countries in which we operate experience a decrease in foreign aid, our business could suffer.

Eight of our stores are located outside the United States. Some of those locations depend on foreign aid to support their local economies. A change in the level of foreign aid administered to these countries could have a material adverse effect on our business, financial condition and results of operations.

An increase in acts of terrorism or political instability in countries where we operate may cause a prolonged decrease in tourism and air travel, which could have an indirect but significant impact on our financial performance, operations and liquidity.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: November 13, 2006	/s/ J. Jeffrey Meder
J. Jeffrey Meder
President and Chief Executive Officer

Date: November 13, 2006	/s/ Martin P. Moore
Martin P. Moore
Chief Financial Officer