Form 10-K
period 2006-12-31
COST U LESS INC
filed 2007-03-28
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24543

COST-U-LESS, INC.

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1615590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3633 136th Place SE, Suite 110, Bellevue, Washington 98006

(Address of Principal Executive Offices): (Zip Code)

(425) 945-0213

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $22,903,245, based upon the closing sale price on the Nasdaq Capital Market reported for such date.

The number of shares of the registrant’s common stock outstanding at March 19, 2007, was 4,031,668.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 15, 2007.

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

Cost-U-Less operates mid-sized warehouse club-style retail stores in the United States Territories (U.S. Territories), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominantly U.S. branded goods. We currently operate eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. We began construction on a new store in the Cayman Islands in late 2006 with a currently estimated completion date late in the third fiscal quarter or in the fourth fiscal quarter of 2007.

Our management focus relative to our core island store operations includes reviewing our merchandising and marketing strategies, both those that apply to all stores and those specific to each store, in light of the different conditions in each market. We also continue to explore ways to maximize long-term value for our shareholders, including focusing on means to increase earnings, responding to competition, and improving same store sales and gross margins.

We are continuously evaluating methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets with leases expiring in the next few years. For example, during 2006 we renovated and expanded the size of our St. Thomas store by approximately 6,400 square feet (an increase of approximately 18%) and in 2005 we relocated our St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than our former store. The size of the new St. Croix store is 38,000 square feet, a 45% increase in square footage over the previous store. We believe there are a number of new island markets that have the attributes necessary to support a growth strategy for our business, however, licensing restrictions and political resistance to foreign retailers, among other things, may make it difficult for us to enter some of these markets.

Industry Overview

Traditional warehouse clubs such as Costco Wholesale Corporation, BJ’s Wholesale Club, Inc. and Sam’s Club, a division of Wal-Mart Stores, Inc., focus on both retail and small-business customers, with store formats averaging approximately 130,000 square feet.

These retailers typically

•	offer a range of national brand and selected private label products at low prices, often in case, carton or multiple-pack quantities,
•	provide no-frills, self-service warehouse facilities with pallet-stacked product aisles, and
•	charge annual membership fees.

Although we employ many of the retailing methods of the larger participants in the warehouse club industry, we operate smaller stores (averaging approximately 32,500 square feet), we do not charge a membership fee, we typically locate our stores in smaller markets with less concentrated population centers, and we rely to a greater degree on long-haul water transportation than do other such companies.

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

Business Strategy

Our business strategy is to

•	expand to new markets,
•	enter small island markets familiar with the warehouse club concept,
•	offer U.S. goods where availability of such goods is minimal and significant demand exists,
•	leverage island-operations and long-haul logistics expertise,
•	utilize modern systems and merchandising methods,
•	offer competitive prices while maintaining favorable margins,
•	provide a local product mix, and
•	offer superior customer service.

Expand to New Markets.  The pace at which we will open new stores will be dictated by availability and ease of entry. We plan to focus on markets we believe have a high U.S. brand awareness and demand, as well as other attributes that typify the markets in which our most successful stores are located. Future development of our business will be directed to markets in which we believe we can compete effectively by offering competitive prices while maintaining low costs of goods and services to consumers. We believe that there are a number of new island markets with the attributes prescribed by our existing growth strategy; however, licensing restrictions and political resistance to foreign retailers may make it difficult for us to enter some of these markets.

Enter Markets Familiar With Warehouse Concept.  We plan to seek markets that have some familiarity with the warehouse club concept. Residents of potential island markets often gain familiarity with the warehouse club concept through travel to the U.S. and other markets where warehouse clubs are present. We believe that familiarity has helped accelerate market acceptance of our stores in the past.

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

Offer Superior Customer Service.  We bring a commitment to customer service that we believe gives us a competitive advantage in each of the local markets we serve. Our store layout is designed to maximize floor space used for selling product as well as to give customers a spacious feel while shopping. We accept various forms of payment, including food stamps and credit and debit cards, and we selectively extend credit to some local businesses and government agencies. For most items, we have a 30-day, no-questions-asked return policy. Each of our stores has approximately ten checkout lanes, which allows for quick and efficient shopping. Each store features a customer desk where customers can have questions answered, usually by a management team member. We also train our employees to help customers locate store products.

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

We generally do not intend to own the land or buildings for our stores. However, to the extent that we believe it to be advantageous to purchase land for our new store sites or to construct new store buildings, we may use our cash resources or financing sources to buy and own the land during the construction period and subsequently attempt to obtain permanent financing after the stores are opened. Our ability or the ability of a potential landlord to secure financing for new stores is subject to the availability of commercial real estate financing on acceptable terms. Failure to secure adequate financing on a timely basis could delay or potentially prevent new store openings.

We continuously evaluate methods of implementing future growth, including expansion opportunities in selected markets and relocation opportunities for stores in existing markets. Additionally, we are reviewing a number of new island markets that have the attributes necessary to support a growth strategy for our business. However, licensing restrictions and political resistance to foreign retailers, among other things, may make it difficult for us to enter some of these markets.

In July 2005, the Cayman Islands Trade and Business Licensing Board granted us approval to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary organized in the Cayman Islands. On April 25, 2006, we entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Construction on the new store began in late 2006 with a currently estimated completion date late in the third fiscal quarter or in the fourth fiscal quarter of 2007.

On August 10, 2006, we completed the remodel and expansion of our store in St. Thomas. In addition to increasing the size of our store by approximately 6,400 square feet (an increase of approximately 18%), we also upgraded and replaced much of the store’s equipment, added our new produce format and a rotisserie department. Additionally, we remodeled our Kauai store to add retail enhancements such as fresh produce by the pound.

Store Layout

We have incorporated into our prototype store many standard features found in domestic warehouse clubs that have not been previously used in many island markets. Store layout and interior designs were planned and calculated using computer models, with the goal of maximizing the sales per square foot and providing uniformity among the stores. Further, we believe that we are able to gain a competitive advantage over most of our competitors by utilizing

•	loading docks,
•	comparatively large freezer and refrigeration space with state-of-the-art equipment,
•	efficient shelving and display racks,
•	computerized cash registers and inventory tracking systems,
•	multiple checkout lanes,
•	fresh meat departments, including rotisserie meat items in selected markets, and
•	produce items for sale by the pound in selected markets.

Each of our stores is outfitted with adjustable metal shelving that allows us to vary the display of our products based on each location’s specific consumer needs. Each island store has backup generators designed to protect perishables and the store’s security system during disruption of electric service caused by severe weather conditions that can occur in island markets.

We have used considerable care in developing our store layout, which features a logical flow to encourage shopping of all departments. When ready for check out, the customer proceeds to the check-out area in the front of the store, which usually features ten lanes. During a typical store visit, the average customer spent approximately $54 in 2006. We accept various forms of payment in each store, including food stamps and debit and credit cards, and we selectively extend credit to some local businesses and government agencies. Utilizing a “no-frills” approach, we display items in steel racking, usually on vendors’ pallets or in open cases, to maximize warehouse space and minimize labor costs. We utilize in-store signage to reinforce our basic value image, and we strive to generate customer excitement through the use of end-cap displays featuring new merchandise and special promotions, food demonstrators offering product samples, and ongoing introduction of new items.

We have also attempted to design our stores to minimize our costs. This includes more energy efficient buildings, lighting and equipment. For example, we achieve lower construction and maintenance costs because we do not use expensive fixtures such as floor tiles and false ceilings. In addition, our refrigeration supplier has designed specialized refrigeration units using modern equipment that allows for cost-effective monitoring, maintenance and repair, and helps keep our energy costs to a minimum. We have also developed standardized construction specifications and have negotiated competitive prices on building materials, such as metal exterior panels, building components, store equipment and shelving, allowing us better control of material costs on a per-facility basis and helping us obtain more uniformity of materials throughout our facilities.

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

Food-Perishables.  Meat, produce, deli, dairy and frozen items represent approximately 26% of a typical store’s net sales. The “reach-in” freezers and coolers are substantially larger than those found in the stores of most of our local island competitors. In addition, we sell rotisserie chicken and ribs in six of our stores, and we offer produce for sale by the pound in seven of our stores.

Food-Non-perishables.  Dry grocery goods, including soda, wine, beer, liquor, candy and snacks, represent approximately 41% of a typical store’s net sales. Also included in this area are ethnic and specialty items catering to local consumer demands.

Nonfood.  Other nonfood items comprise the remaining 33% of a typical store’s net sales, and include tobacco, pet products, sundries, health and beauty aids, office products, hardware, electronics, housewares, furniture and sporting goods.

Purchasing.  We balance our product mix by providing popular U.S. brand-name products together with local ethnic items found in each island region. Approximately 25% of our items are produced locally or purchased through local suppliers in each market. We believe offering locally-purchased merchandise enables us to better serve our island customers and offer an innovative variation to the warehouse store format. Our store managers are able to purchase product that may be available only on their particular islands. Our corporate buyers monitor sales and inventory levels on a daily basis from all of our stores. In an effort to cater to retail customers who generally purchase products for home use, we carry products in various product sizes, including single packages, “bulk packages” and mid-sized “value-packs.” We purchase merchandise from manufacturers and suppliers on a purchase order basis.

Pricing.  We strive to be the “low price leader” for the markets we serve. We do not charge our customers a membership fee, thereby allowing all consumers to receive the benefits of our value-pricing philosophy. Our goal is to provide everyday low prices that are generally lower than regular prices offered at most retailers, such as grocery stores, and are generally intended to be slightly lower than those offered by mass merchant discount retailers, such as Wal-Mart and Kmart, that operate in some of our island markets. In our ongoing effort to achieve the lowest prices offered in a particular market, we regularly compare prices and products being offered by our local competitors. Generally, given the economic efficiencies that we can bring to bear with our ability to purchase product in large quantities as well as our efficient distribution system that allows us to take advantage of favorable freight and transportation costs, we believe that we have a competitive advantage when pricing most of our products compared to local competition. However, if the comparison of local competitors’ prices discloses that our prices exceed those of our local competition, then our store managers have the authority to reduce prices to remain competitive. We believe this decentralization of pricing decisions allows us to respond quickly and efficiently to competitive challenges in each of our island markets.

Distribution

We operate a distribution facility in San Leandro, California, and we use third-party operated facilities in Port Everglades, Florida and Sacramento, California. To a lesser extent, we use third-party facilities in New Zealand and Australia to serve our Fiji and Samoa markets. We have no written agreements with the independently operated distribution facilities, but instead have month-to-month service relationships. At each distribution facility, merchandise is received, consolidated and cross-docked, and ultimately shipped in fully-loaded containers to our stores under the supervision of our own Cost-U-Less trained employees. The depot has a “lane” designated for each store. When a full container load is queued into a specific lane, goods are loaded by forklift into a cargo container, which, when filled, is then delivered to the closest port for shipment to the designated store. Our management has significant experience and long-term relationships with steamship lines and, with our present volume, has negotiated what we believe to be competitive transportation rates. We do not have a warehouse, but control inventory levels in our stores by maintaining sufficient safety stock in the stores combined with efficient cross-dock facilities. For perishable items, such as meats and frozen and chill goods, we use independently operated refrigerated depots. Fruits and vegetables are purchased direct from established suppliers and then shipped in refrigerated containers to each store.

Management Information Systems

We consider our management information systems to be a key component of our business model. Each day we track inventory movement, sales and purchase orders by SKU number, vendor number, store and date. We use electronic point-of-sale (POS) equipment in all our stores. During 2006, we replaced our POS system that was originally installed in 1993 with a new and improved version at a cost of approximately $1.0 million, two-thirds of which was financed with a capital lease. We believe our new POS system allows us to improve customer service, transmit data more reliably and remotely manage our store systems from our corporate office, and provides a foundation for future growth and operational enhancement tools. We take pride in being among the leaders in technology in the island markets we serve and our new POS system will help preserve our position.

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

Employee Organization, Training and Compensation

Management of each of our stores generally consists of a store manager, one assistant manager and two to three department managers, depending on the store. The merchandising manager oversees the training and day-to-day operations of the stockers and forklift operators. The receiving manager oversees the day-to-day receiving operations and the receiving clerks. The administrative manager oversees the training and day-to-day operations of the vault clerks, cashiers and security personnel, if applicable. In addition, we have both a Caribbean and a Pacific regional manager who supervise our store managers.

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

In total, we employ approximately 600 people worldwide. As of March 19, 2007, we had approximately 55 full-time equivalent employees at our corporate office and depots located in the United States. None of our employees is currently covered by a collective bargaining agreement.

We strive to attract and retain highly motivated, performance-oriented employees and managers by offering competitive compensation, including bonus programs based on performance. Our Store Manager Bonus Program provides for annual bonuses for store managers based on store and company performance. We also provide an incentive bonus program for all store employees based on monthly sales and inventory control targets.

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

Marketing and Advertising

We generally rely on word-of-mouth advertising in order to save on advertising and marketing costs and pass on the savings to our customers. We have historically spent approximately 0.2% of net sales on advertising; which consists of approximately fifteen advertisements per year in each market. However, in more competitive markets we commit to higher marketing and advertising costs.

To remain competitive in the St. Thomas, Guam and Curacao markets, among other things, we implemented a customer loyalty program for our customers. Our customers earn “points” based on the dollar amount of items purchased in our stores, which affords them the opportunity to receive gift certificates for merchandise in our stores and other promotional items.

Competition

The discount retail and grocery businesses are highly competitive. Our competition includes local, national and international grocery store chains. We have also faced competition from warehouse clubs and discount retailers such as Wal-Mart, Kmart and Costco in Hawaii, from Kmart in the U.S. Virgin Islands and Guam, and from PriceSmart in St. Thomas and Guam.

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

In October 2006, Costco opened a new store in Kauai, Hawaii, which caused our sales, gross margin and operating results for our Kauai store to be significantly lower in fiscal 2006 than in prior years due to the increased competition and reduced market share. Prior to, and subsequent to, Costco’s opening, we have attempted to preserve our position in the Kauai market by taking several actions which included, but were not limited to, adding produce for sale by the pound, increasing our organic merchandise selection and facility improvements.

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

Governmental Regulation

We are subject to various applicable laws and regulations administered by federal, state and foreign regulatory authorities, including, but not limited to, laws and regulations regarding tax, tariffs, currency repatriation, zoning, health and safety, employment and licensing requirements. Additionally, should we pursue future expansion in foreign countries, our operations would be subject to additional foreign regulatory standards, laws and regulations, in addition to customs, duties and immigration laws and regulations. Changes in the foregoing laws and regulations, or their interpretation by agencies and the courts, occur from time to time. While we believe that we presently comply in all material respects with such laws and regulations, there can be no assurance that future compliance will not have a material adverse effect on our business, financial condition and operating results.

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

Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base.  We opened our first store in 1989 and opened a total of 21 stores through December 2006 and presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. For example, in October 2006, Costco opened a new store in Kauai, Hawaii, which caused our sales, gross margin and operating results for our Kauai store to be significantly lower in fiscal 2006 than in prior years due to the increased competition and reduced market share. Although we have taken several actions to try to preserve our market position in Kauai, if the store continues to be unprofitable it will have a significant negative effect on our overall operating results and financial condition.

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

Our ability to operate profitably in existing markets and to expand into new markets may be adversely affected by competing warehouse clubs or discount retailers.  The warehouse club and discount retail businesses are highly competitive. If we fail to successfully respond to competitive pressures in this industry, or to effectively implement our strategies to respond to these pressures, our operating results may be negatively affected. Many of our competitors have substantially greater resources, buying power and name recognition. The cost of doing business in island markets is typically higher than on the U.S. mainland because of ocean freight and duty costs and higher facility costs. In addition, our gross margin and operating income are generally lower for stores in markets where traditional warehouse clubs and discount retailers also operate stores, due to increased price competition and reduced market share. We may be required to implement price reductions and other actions in order to remain competitive in our markets.

In October 2006, Costco opened a new store in Kauai, Hawaii, which caused our sales, gross margin and operating results for our Kauai store to be significantly lower in fiscal 2006 than in prior years due to the increased competition and reduced market share. Prior to, and subsequent to, Costco’s opening, we have attempted to preserve our position in the Kauai market by taking several actions which included, but were not limited to, adding produce for sale by the pound, increasing our organic merchandise selection and facility improvements. If we are not successful in recapturing our market position in Kauai, then the profitability of this store will be in jeopardy.

Our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. These factors could result in reduced sales and margins or loss of market share, any of which could negatively affect our results of operations.

One or more of our stores may be damaged or destroyed by volatile weather conditions or natural disasters, which would severely harm our business and financial results.  Our stores are primarily located on islands subject to volatile weather conditions and natural disasters, such as tsunamis, hurricanes, floods, typhoons and earthquakes. If the islands on which any of our stores is located were to experience any of these or other severe weather conditions or natural disasters, one or more of our stores could be damaged significantly or destroyed. For example, on December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm and our Dededo store had to be closed for reconstruction. Additionally, we have four stores in the Caribbean, which has experienced increased activity from hurricanes and tropical storms in the past few years. The damage or destruction of one or more of our stores would materially harm our business, operating results and financial condition. We could also experience business interruptions, delays in shipping, delays in construction or loss of life as a result of severe weather conditions, any of which could materially affect our business.

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

Additionally, we utilize a combination of insurance policies and self-insurance mechanisms to provide for the potential liabilities for property, general liability, director and officers’ liability, workers’ compensation and employee health care insurance. The costs related to obtaining our current insurance coverage have been increasing. If the costs of maintaining this insurance coverage continue to increase significantly, we would experience an associated increase in our store and administrative expenses that may negatively impact our results of operations. In addition, there is no assurance as to how casualty insurance carriers may react to increasing weather related damages in areas where our stores are located. If we are unable to maintain our current or similar insurance coverage, or if an event were to occur that was not covered by our current insurance policy coverage levels (including acts of terrorism, war and actions such as government nationalizations), our business and results of operations could suffer.

If energy costs and fuel surcharges continue to rise, the profitability of our stores may decline and our business and financial condition could suffer.  We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers through higher prices. For example, during fiscal 2006, our store energy (utility) expenses were approximately 17% higher than in fiscal 2005. If these costs continue to rise, we may not be able to continue the practice of passing on these additional costs to our customers. If we are unable to effectively pass on these costs to our customers could have a significant adverse effect on our business, results of operations and financial condition. In addition, our customers may face higher energy costs in their households, which may result in less money available to spend in our stores.

If we fail to effectively manage the logistical and local operating challenges we face because our business primarily consists of island and international operations, our business and results of operations would suffer.  Our net sales from island operations represented approximately 96.6% of our total net sales for fiscal 2006. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. In addition, island operations involve uncertainties arising from items such as:

•	Changes in local labor markets, including unionization or inadequate labor pools,
•	Local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services,
•	Ability to acquire, install and maintain modern capabilities such as dependable and affordable electricity, telephone, computer, Internet and satellite connections, and other equipment, often in undeveloped regions,
•	Currency exchange rate fluctuations and repatriation restrictions,
•	Difficulty enforcing agreements or protecting intellectual property,
•	Collection of debts and other obligations in foreign countries, and
•	Volatile island operating expenses, including utilities.

Our inability to effectively manage these logistical challenges and local uncertainties inherent in our island and international operations could have a significant adverse effect on our business, results of operations and financial condition.

If the countries in which we operate experience a decrease in foreign aid, our business could suffer.  Eight of our stores are located outside the United States. Some of those locations depend on foreign aid to support their local economies. A change in the level of foreign aid provided to these countries could have a material adverse effect on our business, financial condition and results of operations.

Acts of terrorism or political instability, globally or in countries where we operate, may cause a prolonged decrease in tourism and air travel, which could have an indirect but significant impact on our financial performance, operations and liquidity.  The success of our operations depends to a significant extent on tourism and the travel industry. Prolonged adverse occurrences affecting tourism or air travel, particularly to non-U.S. destinations, including political instability, armed hostilities, terrorism, weather conditions, or other activity that involves or affects air travel or the tourism industry generally, could have an indirect but adverse and significant impact on our financial performance, operations, liquidity or capital resources.

We do not have operating experience in many of the markets in which we may consider opening new stores. If we are unable to adapt our operations to support any future expansion plans or if any new stores we open are not profitable, our business and financial condition could suffer.  We have not opened stores in foreign island markets at a rapid pace. However, in July 2005, the Cayman Islands Trade and Business Licensing Board granted us approval to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary organized in the Cayman Islands. On April 25, 2006, we entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Construction on the new store began in late 2006 with a currently estimated completion date late in the third fiscal quarter or in the fourth fiscal quarter of 2007.

Although we have no plans to open additional stores in 2007, we continue to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets. For example, in May 2005 we moved our St. Croix store into a newly constructed building on a parcel of land located closer to the main trade area in the center of the island than our former store. On August 10, 2006, we completed the remodel and expansion of our store in St. Thomas. In addition to increasing the size of our store by approximately 6,400 square feet (an increase of approximately 18%), we also upgraded and replaced much of the store’s equipment, added a new produce format and a rotisserie department. Additionally, we remodeled our Kauai store to add retail enhancements such as fresh produce by the pound.

New markets such as the Cayman Islands and others we may enter may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. We do not have operating experience in many of the markets in which we may consider opening new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, since they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that political turmoil and the resulting economic downturn in Fiji were having on the tourist industry. We have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential store sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that any new stores will be profitable. Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

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

If our information systems are disrupted, our business and results of operations could suffer.  Our business depends on communications and information systems, primarily systems provided by third-party vendors. Any failure or interruption of our systems or systems provided by third-party vendors could cause delays or other problems in our operations, which could have a material adverse effect on our business, financial condition and results of operations.

If our store employees decide to unionize, we may experience increased operating costs or other operation problems.  None of our employees is currently covered by a collective bargaining agreement. Unionization of any of our stores could result in higher employee compensation and restrictive working condition demands that could increase our operating costs and have a material adverse effect on our business, financial condition and results of operations.

We are subject to various governmental regulations and licensing requirements, which may have an adverse effect on our business.  Governmental regulations and licensing requirements in foreign countries where we plan to expand our operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of our operations. For example, construction on our new store in the Cayman Islands began in late 2006 as anticipated, but permitting delays experienced since that time have extended the completion date beyond the first half of fiscal 2007 to a currently estimated completion date late in the third fiscal quarter or in the fourth fiscal quarter of 2007. Additionally, our ability to compete may be adversely affected by foreign governmental regulations and licensing requirements that encourage or mandate the employment of citizens of, or purchase of supplies from vendors, in a particular jurisdiction. We may also be subject to taxation in these foreign jurisdictions, and the final determination of our tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. We may also be subject to currency repatriation restrictions. If governmental regulations or licensing requirements prevent or delay our entry into markets, require modification of our existing operations, or subject us to taxation or currency repatriation issues, our business, financial condition and results of operations could suffer.

If we are unable to overcome challenges resulting from the isolation of store operations from our corporate management and our increased dependence on local managers, we may experience decreased productivity or other operational problems.  Our headquarters and administrative offices are located in Washington State; however, ten of our eleven stores and a majority of our employees are located on islands. Although we invest resources to hire and train our on-site managers, the inability of our executives to be physically present at our current and planned store sites on a regular basis may result in the following:

•	Isolation of store operations from corporate management and an increased dependence on store managers,
•	Diminished ability to oversee employees, which may lead to decreased productivity or other operational problems,
•	Construction delays or difficulties caused by inadequate supervision of the construction process, and
•	Communication challenges.

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

We may encounter disruption in the transportation of our products, which would significantly harm our business.  Our island locales require the transportation of products over great distances on water, which results in the following:

•	Substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods,
•	Possible loss of product due to potential damage to, or destruction of, ships or containers delivering our goods,
•	Tariff, customs and shipping regulation issues,
•	Substantial ocean freight and duty costs,
•	Port and container security issues, and
•	Interruption in the delivery of product due to labor disruption or weather related issues.

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

Our failure to adequately address barriers and challenges associated with expansion outside of the United States or its territories could cause our business to suffer.  Three of our existing stores, as well as the store we are building in the Cayman Islands, are located outside the United States and its territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened barriers and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and results of operations.

Certain provisions in our charter documents and elsewhere may discourage third parties from attempting to acquire control of our Company, which may have an adverse effect on the price of our stock.  Our board of directors has the authority, without obtaining shareholder approval, to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders. Our articles of incorporation and bylaws also provide for a classified board, special advance notice provisions for proposed business at annual meetings and a requirement that a business combination be approved by holders of at least two-thirds of our outstanding common stock under certain circumstances. In addition, Washington law contains certain provisions that may have the effect of delaying, deferring or preventing a hostile takeover of our company. Further, we have a shareholder rights plan that is designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of our board of directors, and thereby make a hostile takeover attempt prohibitively expensive for a potential acquirer. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if shareholders may consider such a change in control to be in their best interests, which may cause the price of our common stock to suffer.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a majority of our existing store locations. We also lease the land for our St. Thomas and St. Maarten stores, but own the store facilities. The stores average approximately 32,500 square feet and range in size from approximately 22,000 square feet to approximately 42,400 square feet. Traditional warehouse stores found in the United States average approximately 130,000 square feet. With the exception of our Sonora store, which opened in an existing facility, all of our stores have been built to our specifications.

We recently developed a new and larger store “footprint” based on our new St. Croix store. This footprint averages 35,000 to 41,000 square feet. The larger and improved footprint allows us to add retail enhancements such as fresh produce by the pound and rotisserie chicken, features we successfully added to our stores in St. Croix, St Thomas, Curacao, California and both Guam stores.

We have developed a standard lease that we use as a starting point for our lease negotiations with each potential landowner/developer. We routinely negotiate 10-year net leases with at least two five-year renewal options. The following is a summary of our store locations:

Location	Date Opened	Approximate Store Square Footage	Current Lease Term	Current Expiration Date	Remaining Options to Extend
Dededo, Guam	May 1, 1992	38,800	15 years	May 31, 2017	none
Hilo, Hawaii	August 27, 1992	23,000	15 years	August 31, 2007	10 years
Kapaa, Kauai	March 18, 1993	22,000	17 years	April 22, 2010	10 years
St. Thomas, USVI (Land Lease) (1)	August 19, 1993 (2)	42,400	20 years	September 30, 2017	30 years
Sonora, CA	January 27, 1994	23,150	10 years	April 30, 2009	5 years
St. Croix, USVI (3)	November 3, 1994	38,000	15 years	March 31, 2022	10 years
Tamuning, Guam	March 15, 1995	35,000	15 years	March 1, 2010	10 years
Pago Pago, American Samoa	March 20, 1995	32,055	10 years	February 28, 2015	5 years
Suva, Fiji	November 12, 1998	30,000	10 years	November 1, 2008	10 years
Curacao, Netherlands Antilles	March 2, 1999	38,711	10 years	February 1, 2009	10 years
St. Maarten, Netherlands Antilles (Land Lease)	June 29, 2000	36,000	25 years	February 25, 2024	30 years
Cayman Islands	Scheduled to open in 2007	41,000	20 years	March 31, 2026	10 years

(1)	On August 10, 2006, we completed the remodel and expansion of our store in St. Thomas, adding approximately 6,400 square feet (an increase of approximately 18%). On November 29, 2005, we amended our St. Thomas lease to provide for increased rent as a result of the increased size of our store. No other terms and conditions of the original lease were amended.

(2)	We relocated and reopened our St. Thomas store on June 25, 1998.

(3)	On May 26, 2005, we relocated our St. Croix store to a newly constructed building on a parcel of land, which is located closer to the main trade area in the center of the island. This new building expanded the size of our St. Croix store by about 45% to approximately 38,000 square feet.

While we initially owned the land and building of our new St. Croix store, in December 2006, we entered into an agreement providing for the sale and simultaneous leaseback of the store. The purchase agreement provided for the sale of the building and land on which we currently operate the store to Series B, LLC, an Arizona limited liability company, for $6.2 million. The purchase agreement contained customary representations, warranties, covenants and conditions to close. The purchase agreement was also subject to completion of satisfactory due diligence by Series B. On March 26, 2007, we closed the sale and simultaneous leaseback of the St. Croix store under the purchase agreement. The term of the lease is 15 years and contains two five-year options to extend the term of the lease.

In July 2005, the Cayman Islands Trade and Business Licensing Board granted us approval to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary organized in the Cayman Islands. On April 25, 2006, we entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Construction on the new store began in late 2006 with a currently estimated completion date late in the third fiscal quarter or in the fourth fiscal quarter of 2007.

On April 5, 2004, we relocated our principal offices to a new location approximately ten miles from our former offices. Our lease consists of approximately 9,000 square feet of office space in Bellevue, Washington, and expires on March 31, 2009. In addition, we lease our San Leandro distribution facility. The facility is approximately 56,000 square feet, and the lease expires on January 31, 2012. We also use third-party operated distribution facilities in Florida, California, New Zealand and Australia.

We intend to finance any future relocations and new stores, either through an operating lease, a sale-leaseback arrangement or long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not available on acceptable terms, we intend to finance our stores utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Company’s Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “CULS.” The last sale price of our common stock on the Nasdaq Capital Market on March 19, 2007 was $9.16 per share. High and low sales prices for our common stock for the periods indicated are as follows. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Stock Price
Year	High	Low
Fiscal 2006 (ended December 31, 2006)
First Quarter	$8.75	$7.13
Second Quarter	8.72	7.65
Third Quarter	9.41	7.27
Fourth Quarter	9.45	7.75

Fiscal 2005 (ended January 1, 2006)
First Quarter	$10.96	$6.26
Second Quarter	11.94	7.05
Third Quarter	9.05	6.01
Fourth Quarter	7.85	5.58

We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Holders

As of March 19, 2007, there were 41 holders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Comparison of Shareholder Return

The following graph compares the cumulative total shareholder return on our common stock for the period commencing on December 28, 2001, and ending on December 29, 2006, with the cumulative total return of the Nasdaq Stock Market Index (US) and the Nasdaq Retail Trade Stocks Index over the same period (assuming an investment of $100 in the common stock, stocks comprising the Nasdaq Stock Market Index (US), and the stocks comprising the Nasdaq Retail Trade Stocks Index December 28, 2001, and the reinvestment of all dividends).

Equity Compensation Plan Information

Information relating to our equity compensation plans is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of shareholders. Additional information regarding our equity compensation plans can be found in note 8 to our consolidated financial statements in this annual report.

Item 6.	Selected Financial Data

The following selected financial data, excluding the selected operating data, is derived from our audited consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and the notes thereto included elsewhere in this report. Our fiscal year ends on the Sunday nearest to the end of December. All years presented represent 52-week fiscal years except fiscal 2005, which was a 53-week fiscal year.

Selected Consolidated Financial and Operating Data
(in thousands, except per share data, average sales per square foot, number of stores and percentage data)

	Dec 31, 2006	Jan 01, 2006	Dec.26, 2004	Dec.28, 2003	Dec.29, 2002
Income Statement Data:		(53 Weeks)
Net sales	$222,022	$219,414	$209,390	$177,066	$176,190
Gross profit	41,675	40,801	38,524	31,503	29,215
Operating Expenses:
Store	29,988	28,567	26,408	22,304	22,181
General and administrative	6,605	6,828	7,103	6,853	5,934
Store opening	415	335	188	287	14
Store closing	0	81	0	0	0
Operating income	4,667	4,990	4,825	2,059	1,086
Interest expense, net	(405)	(367)	(437)	(458)	(375)
Other income (expense)	6	42	80	710	(236)
Income before income taxes	4,268	4,665	4,468	2,311	475
Income tax provision	1,600	1,650	1,780	930	190
Net income	$2,668	$3,015	$2,688	$1,381	$285
Earnings per common share:
Basic	$0.66	$0.77	$0.72	$0.38	$0.08
Diluted	$0.63	$0.72	$0.69	$0.38	$0.08
Weighted average common shares outstanding, basic	4,016	3,939	3,732	3,614	3,606
Weighted average common shares outstanding, diluted	4,243	4,169	3,916	3,671	3,615

Selected Operating Data:
Stores opened (1)	0	0	0	1	0
Stores closed (1)	0	0	0	0	1
Stores open at end of period	11	11	11	11	10
Average net comparable store sales per square foot (2)(3)	$615	$605	$590	$530	$490
Comparable-store net sales increase (2)(3)	3.4%	4.7%	13.6%	8.2%	1.4%

Consolidated Balance Sheet Data:
Working capital	$10,316	$9,253	$8,614	$6,567	$4,707
Total assets	54,035	49,632	46,202	40,940	40,190
Line of credit	0	80	0	960	2,367
Long-term debt, less current portion	1,744	2,011	2,277	2,544	2,811
Capital lease, less current portion	1,604	1,329	607	0	0
Total shareholders’ equity	26,996	24,043	19,933	17,000	15,595

(1)	On December 8, 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm but reopened shortly thereafter on December 12, 2002. Our Dededo store, however, suffered more significant damage, and had to be closed for reconstruction. The store was rebuilt and it reopened for business on October 3, 2003.

(2)	Fiscal 2005 was a 53-week year; all other fiscal years were 52-week years. Comparable store net sales and average sales per square foot for fiscal 2005 have been adjusted to reflect a 52-week year. Our fiscal quarters are 13 weeks, except 4th quarter 2005, which was a 14 week quarter.

(3)	A new store becomes comparable after it has been open for a full 13 months. Comparable-store net sales increases for fiscal 2002, fiscal 2003 and fiscal 2004 are calculated on stores excluding the Guam market as our Dededo store was closed from December 8, 2002, until its reopening on October 3, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We operate mid-sized warehouse club-style stores in the U.S. Territories, foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. Our primary strategy is to operate in island markets, offering predominantly U.S. branded goods. We currently operate eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California.

Our stores are patterned after the warehouse club concept, although our stores

•	are smaller (averaging approximately 32,500 square feet vs. large format warehouse clubs of approximately 130,000 square feet),
•	generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, where demographics do not support large format warehouse clubs,
•	carry a wide assortment of local and ethnic food items, and
•	do not charge a membership fee.

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

In late 2006 we began construction on a new store in the Cayman Islands as anticipated, but permitting delays experienced since that time have extended the completion date beyond the first half of fiscal 2007 to a currently estimated completion date late in the third fiscal quarter or in the fourth fiscal quarter of 2007.

During fiscal 2005, we built a new St. Croix store on a parcel of land located closer to the main trade area in the center of the island than our existing store. This new building expanded the size of our St. Croix store by about 45% to approximately 38,000 square feet. The new store opened on May 26, 2005.

Our net sales increased for the fiscal year ended December 31, 2006, as compared to the prior year, primarily because of increases in comparable-store sales. Eight of our eleven stores experienced positive comparable sales during the year; two of which experienced double-digit sales increases. These increases were primarily due to general inflationary trends and related price increases, improvements in market conditions in isolated cases, improvements in our assortment of goods and other operating enhancements.

We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers with higher prices. For example, during fiscal 2006, our store energy (utility) expenses were approximately 17% higher than the same period in fiscal 2005. As these costs continue to rise, we have had increasing difficulty in passing on these additional costs to our customers.

Store Economics

During fiscal 2006, our eleven stores generated annual average net sales of approximately $19.8 million, average net sales per square foot of approximately $615, average annual per store contribution of approximately $1.0 million, and average annual per store contribution before depreciation of approximately $1.2 million. Store contribution is store gross profit less direct store operating expenses.

Results of Operations

Our fiscal year ends on the Sunday nearest to the end of December. Fiscal year 2006 and fiscal year 2004 each included 52 weeks. Fiscal year 2005 included 53 weeks, with the 53rd week falling in the fiscal fourth quarter.

The following table sets forth, for the periods indicated, the percentage of our net sales represented by certain consolidated income statement data.

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	December 26, 2004
		(53 Weeks)
Net sales	100.0%	100.0%	100.0%
Gross margin	18.8	18.6	18.4
Operating Expenses:
Store	13.5	13.0	12.6
General and administrative	3.0	3.1	3.4
Store opening	0.2	0.2	0.1
Operating income	2.1	2.3	2.3
Interest expense, net	(0.2)	(0.2)	(0.2)
Income before income taxes	1.9	2.1	2.1
Income tax provision	0.7	0.7	0.8
Net income	1.2%	1.4%	1.3%

Fiscal 2006 (52 weeks) Compared to Fiscal 2005 (53 weeks)

Net Sales.  Net sales for the 52 weeks in fiscal 2006 were $222.0 million, an increase of 1.2%, as compared to net sales of $219.4 million for the 53 weeks in fiscal 2005. The increase in net sales was due to comparable-store sales increases partially offset by a decline in business-to-business sales as compared to the same period in the prior year. We expect the level of business-to-business activity for fiscal 2007 to be slightly less than the levels in 2006. Additionally, we anticipate that sales for our Kauai store will be lower in fiscal 2007, as compared to fiscal 2006, due to increased competition and reduced market share, which has occurred as a result of Costco opening a new store in Kauai on October 17, 2006.

Comparable-store sales (stores open for a full 13 months) increased 3.4% during fiscal 2006 as compared to fiscal 2005 (as adjusted to reflect a 52-week year). The increase was primarily due to general inflationary trends and related price increases, improvements in market conditions in isolated cases, improvements in our assortment of goods and other operating enhancements.

Gross Margin.  Gross margin improved to $41.7 million, or 18.8% of sales, in fiscal 2006 from $40.8 million, or 18.6% of sales, in fiscal 2005. The improvement in gross margin was primarily due to improvements in merchandising, including enhanced sourcing and pricing strategies to maintain operating margins.

Store Expenses.  Store expenses increased to $30.0 million, or 13.5% of sales, for fiscal 2006 as compared to $28.6 million, or 13.0% of sales, for fiscal 2005. Approximately 50% of the dollar increase in store expenses was attributable to higher energy (utility) expenses, which were 17% higher than the same period in the prior year. Another 36% of the dollar increase was due to increased depreciation expense, primarily due to our new store in St. Croix and the St. Thomas store expansion and remodel. An additional 10% of the dollar increase was attributable to payroll and related costs such as health care, which were 1% higher than the same period in the prior year. Payroll and related costs, although higher due to volume, remained comparable as a percent of store sales at 5.2% of store sales for both fiscal 2006 and 2005.

General and Administrative Expenses.  General and administrative expenses decreased to $6.6 million, or 3.0% of sales, in fiscal 2006, as compared to $6.8 million, or 3.1% of sales, in fiscal 2005. The decrease in general and administrative expenses in fiscal 2006 was primarily due to lower general liability insurance costs.

Store Opening Expense.  Store opening expenses were approximately $0.4 million in fiscal 2006 compared to $0.3 million in fiscal 2005. Expenses for both years included costs associated with the evaluation of potential new store locations, primarily the Cayman Islands in fiscal 2006 and St. Croix in fiscal 2005.

Store Closing Expenses.  Store closing expenses of $0.1 million in fiscal 2005 were due to the costs incurred with relocating our St. Croix store on May 26, 2005.

Net Interest Expense.  Interest expense, net, approximated $0.4 million in both fiscal 2006 and fiscal 2005. The additional interest associated with the new debt related to the equipment for the St. Croix relocation and the newly-acquired POS system was more than offset by lower borrowings under the line of credit. Approximately $32,000 in interest was capitalized in fiscal 2006, compared to $104,000 capitalized in the prior year.

Other income (expense).  Other income was $6,000 for fiscal 2006 and $42,000 for fiscal 2005 The decrease in fiscal 2006 was primarily due to the receipt of a $0.1 million non-recurring insurance reimbursement in 2005. All other amounts included in other income/(expense) were attributable to gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in those countries.

Income Tax Provision.  The provision for income taxes in fiscal 2006 increased to 37.5% of pre-tax income, compared to a provision of 35.4% of pre-tax income in fiscal 2005. The increase in our effective tax rate in fiscal 2006 was primarily due to expenses incurred in the Cayman Islands that were not tax deductible as there are no corporate taxes in the Cayman Islands. This increase was partially offset by the implementation of tax planning strategies in the latter half of fiscal 2005, which enabled us to offset a portion of our other foreign subsidiary losses against foreign subsidiary income.

As of December 31, 2006, we had foreign net operating loss carryforwards (NOLs) of approximately $4.2 million, $0.7 million of which, if not utilized, will begin to expire in fiscal 2010. NOLs totaling $3.3 million expired in 2006. Our ability to utilize the NOLs is dependent upon generating taxable income in these foreign jurisdictions. As a result, we have recorded a valuation allowance of $1.4 million attributable to the $1.4 million of tax benefits recorded for NOLs.

Net Income.  Our net income was $2.7 million, or $0.63 per fully diluted share, in fiscal 2006, compared to net income of $3.0 million, or $0.72 per fully diluted share, in fiscal 2005.

Fiscal 2005 (53 weeks) Compared to Fiscal 2004 (52 weeks)

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

Store Closing Expenses.  Store closing expenses of $0.1 million in fiscal 2005 were due to the costs incurred with closing our former St. Croix location after we relocated our store on May 26, 2005.

Net Interest Expense.  Interest expense, net, remained flat at $0.4 million for both fiscal 2005 and fiscal 2004, as increased interest costs associated with rising interest rates in fiscal 2005 were offset by the capitalization of approximately $104,000 in interest related to the construction of our St. Croix store, as compared to $12,000 capitalized in the prior year.

Other income (expense).  Other income (expense) declined to $42,000 for fiscal 2005, as compared to $80,000 for the same period in the prior year. The decrease in fiscal 2005 as compared to the prior year, was primarily due to losses exceeding gains on foreign currency transactions and translation of intercompany balances for transactions that exceed the permanent investments in foreign countries in fiscal 2005, partially offset by the receipt of a $100,000 non-recurring insurance reimbursement. The income and losses on foreign currency in both fiscal years was primarily attributable to appreciation/depreciation in the Fijian dollar as compared to the U.S. dollar.

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

Liquidity and Capital Resources

We currently finance our operations with proceeds from various credit facilities and internally generated funds. In fiscal 2005, we utilized existing working capital to finance the $5.6 million used to purchase the land and construct our new St. Croix store. In December 2006, we entered into an agreement providing for the sale and simultaneous leaseback of the store. The purchase agreement provided for the sale of the building and land on which we currently operate the store to Series B, LLC, an Arizona limited liability company, for $6.2 million. The purchase agreement contained customary representations, warranties, covenants and conditions to close. The purchase agreement was also subject to completion of satisfactory due diligence by Series B. On March 26, 2007, we closed the sale and simultaneous leaseback of the St. Croix store under the purchase agreement. The term of the lease is 15 years and contains two five-year options to extend the term of the lease.

We hope to finance any future relocations and new stores, either through an operating lease, a sale-leaseback arrangement or long-term funding from a financial institution. We intend to continue leasing as many of our store locations as feasible. In those instances where a lease is not available on acceptable terms, we intend to finance our stores utilizing long-term funding from a financial institution (as we currently do for our St. Thomas and St. Maarten buildings).

We generated $6.6 million of net cash from operations during fiscal 2006, as compared to $4.1 million in the prior year. The increase of $2.5 million in net cash provided by operating activities in fiscal 2006 compared to the prior year was primarily due to an increase in accounts payable. Accounts payable as a percent of inventory increased to 69% at December 31, 2006 as compared to 65% at January 1, 2006.

Net cash used in investing activities was $4.8 million for fiscal year 2006, as compared to $6.2 million in the prior year. The cash used in investing activities during fiscal 2006 was primarily due to costs associated with renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%) and the replacement of our current POS system with a new and improved version. The cost of building construction and updating equipment associated with our St. Thomas store was approximately $2.0 million and the cost of replacing our current POS system was approximately $1.0 million, a majority of which was refinanced with a capital lease. Additionally, we spent approximately $0.2 million on the remodel of our Kauai store in order to add retail enhancements such as fresh produce by the pound, and we have spent approximately $0.5 million on the development of our store in the Cayman Islands.

We began construction on a new store in the Cayman Islands in late 2006, with a currently estimated completion date late in the third fiscal quarter or in the fourth fiscal quarter of 2007. We anticipate spending approximately $6.0 million to $7.0 million on the building and $2.0 million for equipment during fiscal 2007 for the new store. Although we currently have no plans to open additional stores in new markets during fiscal 2007, we are continuing to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

Net cash provided by financing activities in fiscal 2006 of $0.3 million was due to $0.6 million in proceeds from a short-term note that was converted into a capital lease in September 2006, and $0.2 million received from the exercise of common stock options, partially offset by payments on capital leases and long-term debt.

Foreign currency translation resulted in a gains of $27,000 in 2006 and a loss of $24,000 in 2005. The foreign currency translation gains and losses are a result of the translation of our subsidiaries’ operating results and balance sheets from local currencies to U. S. dollars.

In March 2007, we replaced our asset based line of credit with a working capital line of credit with Wells Fargo Bank. The new line of credit, which has a two-year term, consists of a $6.0 million credit line with a sublimit for letters of credit and bankers’ acceptances in the amount up to $1.0 million. Borrowings under the new line of credit bear interest at either Prime –0.25% or LIBOR +1.75%. A fee of 0.30% will be charged on the unused portion of the line of credit. The new line of credit contains various covenants, including a requirement that we maintain a minimum net profit, a minimum tangible net worth, and that the outstanding balances under the line of credit shall not exceed 30% of net inventory, excluding inventory in St. Maarten and the Cayman Islands. We believe that we are currently in compliance with all such covenants.

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

Contractual Obligations

As of December 31, 2006, our commitments to make future payments under contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt	$2,011	$267	$534	$534	$676
Operating leases (1)	34,711	5,073	8,817	4,996	15,825
Capital leases	2,317	434	868	728	287
Total	$39,039	$5,774	$10,220	$6,258	$16,787

(1)	Adjusted to reflect the November 7, 2006, amendment to our San Leandro distribution facility lease to extend the expiration date of the lease from January 31, 2007, to January 31, 2012.

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

Income Taxes

Income tax expense includes U.S. and foreign income taxes. We account for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We apply judgment in determining whether it is more likely than not that the deferred tax assets will be realized, and valuation allowances are established when necessary. Our effective tax rate is currently higher than the federal statutory rate because valuation allowances have been established against the tax benefits of foreign losses, as we have no assurance that we will be able to generate an adequate amount of taxable income in the future to utilize such benefits. We are developing and implementing certain tax planning strategies, which may affect our ability to recognize some of the deferred tax assets that are currently allowed for and may ultimately change our estimate of the valuation allowance in future periods.

Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt the new requirements in our fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We believe that the adoption of FIN 48 will not have a significant impact on our results of operations or financial position.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not impact our financial statements for fiscal 2006, as we did not have a lease for a site under construction. However, on April 25, 2006, we announced that we had entered into a twenty-year lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Rental payments under this lease commenced on April 1, 2006. In accordance with FSP 13-1 and other applicable lease accounting guidance, we will expense rental costs over the lease term, which includes the construction period.

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective with the first fiscal quarter of fiscal 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. The adoption of this new accounting standard did not have a significant impact on our results of operations or financial position, as we had a limited amount of unvested options and have a limited amount of options available for issuance in the future.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that abnormal items be recognized as current-period charges, as well as unallocated overheads recognized in the period in which they are incurred. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 151 in our first quarter of fiscal 2006 did not have a significant impact on our results of operations or financial position.

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

We operate in four foreign countries that function under currencies other than the U.S. dollar. Two of the these foreign countries operate under the Netherlands Antilles Guilder and one of these foreign countries operates under the Caymans Island Dollar, both of which have historically had an exchange rate fixed to the U.S. dollar. However, there can be no assurance that this will continue. If the Netherlands Antilles Guilder and/or the Caymans Island Dollar is allowed to float, an increase in foreign exchange volatility and risk would occur, which could have a materially adverse effect on our business, financial condition and operating results. There is also the possibility that these foreign countries that function under currencies other than the U.S. dollar could devalue their currency against the U.S. dollar at any time and if this were to occur there could be a materially adverse effect on our business, financial condition and operating results.

We have also assessed our vulnerability to interest rate risk associated with our financial instruments, including cash and cash equivalents, lines of credit and long-term debt. Due to the nature of these financial instruments, we believe that the risk associated with interest rate fluctuations does not pose a material risk. Our line of credit and long-term debt can be expected to vary in the future as a result of future business requirements, market conditions and other factors.

We did not have any derivative financial instruments as of December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included beginning on page 29 of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cost-U-Less, Inc.

We have audited the accompanying consolidated balance sheets of Cost-U-Less, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cost-U-Less, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated financial statement schedule listed in Item 15 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Seattle, Washington
March 13, 2007 (March 26, 2007 as to Note 14)

COST-U-LESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	December 26, 2004
		(53 Weeks)
Net sales	$222,022	$219,414	$209,390
Merchandise costs	180,347	178,613	170,866
Gross profit	41,675	40,801	38,524
Operating expenses:
Store	29,988	28,567	26,408
General and administrative	6,605	6,828	7,103
Store openings	415	335	188
Store closings	—	81	—
Total operating expenses	37,008	35,811	33,699

Operating income	4,667	4,990	4,825
Other income (expenses):
Interest expense, net	(405)	(367)	(437)
Other	6	42	80
Income before income taxes	4,268	4,665	4,468
Income tax provision	1,600	1,650	1,780
Net income	$2,668	$3,015	$2,688

Earnings per common share:
Basic	$0.66	$0.77	$0.72
Diluted	$0.63	$0.72	$0.69

Weighted average common shares outstanding, basic	4,016,469	3,939,190	3,731,754
Weighted average common shares outstanding, diluted	4,243,339	4,168,611	3,915,808

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2006	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,420	$5,304
Accounts receivable (net of allowance of $66 and $80 in 2006 and 2005, respectively)	1,133	843
Inventories	22,829	23,027
Prepaid expenses	200	260
Deferred taxes, net	849	876
Total current assets	32,431	30,310
Buildings and equipment, net	20,881	18,550
Deposits and other assets	723	772
Total assets	$54,035	$49,632

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,831	$15,062
Accrued expenses	5,337	5,402
Income taxes payable	369	20
Line of credit	—	80
Current portion of long-term debt	267	267
Current portion capital leases	311	226
Total current liabilities	22,115	21,057
Deferred rent	677	527
Deferred taxes, net	899	665
Long-term debt, less current portion	1,744	2,011
Capital lease, less current portion	1,604	1,329
Total liabilities	27,039	25,589

Commitments and Contingencies	—	—

Shareholders’ equity:
Preferred stock—$0.001 par value; Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock—$0.001 par value; Authorized shares—25,000,000; Issued and outstanding shares, 4,028,718 and 3,990,171 in 2006 and 2005, respectively	14,172	13,931
Retained earnings	13,594	10,926
Accumulated other comprehensive loss	(770)	(814)
Total shareholders’ equity	26,996	24,043
Total liabilities and shareholders’ equity	$54,035	$49,632

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 28, 2003	3,688,376	$12,597	$5,223	$(820)	$17,000
Net income	—	—	2,688	—	2,688
Foreign currency translation adjustments	—	—	—	47	47
Comprehensive income					2,735
Stock based compensation	—	9	—	—	9
Exercise of common stock options including income tax benefit	62,930	189	—	—	189
Balance at December 26, 2004	3,751,306	12,795	7,911	(773)	19,933
Net income	—	—	3,015	—	3,015
Foreign currency translation adjustments	—	—	—	(41)	(41)
Comprehensive income					2,974
Stock based compensation	—	24	—	—	24
Exercise of common stock options including income tax benefit	238,865	1,112	—	—	1,112
Balance at January 1, 2006	3,990,171	13,931	10,926	(814)	24,043
Net income	—	—	2,668	—	2,668
Foreign currency translation adjustments	—	—	—	44	44
Comprehensive income					2,712
Stock based compensation	—	20	—	—	20
Exercise of common stock options including income tax benefit	38,547	221	—	—	221
Balance at December 31, 2006	4,028,718	$14,172	$13,594	$(770)	$26,996

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	December 26, 2004
OPERATING ACTIVITIES:
Net income	$2,668	$3,015	$2,688
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,416	1,934	1,849
(Gain) loss on buildings and equipment	66	66	(31)
Deferred tax provision	261	84	264
Tax benefit from exercise of stock options	—	684	98
Allowance for doubtful accounts	(14)	(125)	(3)
Stock option expense	20	24	9
Cash provided by changes in operating assets and liabilities:
Insurance receivable	—	—	410
Accounts receivable	(276)	87	36
Income taxes	349	(7)	555
Inventories	198	113	(3,600)
Prepaid expenses	60	105	35
Deposits and other assets	49	6	26
Accounts payable	671	(1,310)	1,708
Accrued expenses	(65)	(535)	1,676
Deferred rent	150	—	29
Net cash provided by operating activities	6,553	4,141	5,749

INVESTING ACTIVITIES:
Cash used to purchase buildings and equipment	(4,804)	(6,293)	(3,258)
Proceeds from sale of buildings and equipment	8	71	—
Proceeds from insurance settlement	—	—	725
Net cash used by investing activities	(4,796)	(6,222)	(2,533)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	171	428	91
Tax benefit from exercise of stock options	50	—	—
Proceeds from short term note payable (1)	608	—	—
Proceeds (payments) from (on) line of credit, net	(80)	80	(960)
Increase (decrease) in bank checks outstanding	98	240	(816)
Proceeds from capital lease obligations	—	1,000	805
Payments on capital lease obligations	(248)	(154)	(96)
Payments on long-term debt	(267)	(266)	(267)
Net cash provided (used) by financing activities	332	1,328	(1,243)
Foreign currency translation adjustments	27	(24)	15
Net increase (decrease) in cash and cash equivalents	2,116	(777)	1,988
Cash and cash equivalents:
Beginning of period	5,304	6,081	4,093
End of period	$7,420	$5,304	$6,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$449	$454	$486
Income taxes	985	888	857

(1)	In September 2006, the Company refinanced its short-term note payable with a seven-year capital lease.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At December 31, 2006, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. In July 2005, the Cayman Islands Trade and Business Licensing Board granted the Company approval to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary organized in the Cayman Islands. On April 25, 2006, the Company entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Construction on the new store began in late 2006 with a currently estimated completion date late in the third fiscal quarter or in the fourth fiscal quarter of 2007.

Fiscal Year

The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. The years ended December 31, 2006 and December 26, 2004 were 52-week fiscal years. Fiscal 2005, ending on January 1, 2006, was a 53-week fiscal year with the extra week included in the fourth quarter.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S. Virgin Islands, Cayman Islands, Netherlands Antilles, Guam, American Samoa, Nevada, Fiji and New Zealand. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translations and Comprehensive Income

The U.S. dollar is the functional currency for all locations, except for Fiji, the Cayman Islands and Netherlands Antilles, where the local currency is the functional currency. Assets and liabilities denominated in foreign currencies are translated at the applicable exchange rate on the balance sheet date. Net sales, costs and expenses are translated at the average rates of exchange prevailing during the period. Adjustments resulting from this process are reported, net of taxes, as Accumulated Other Comprehensive Income (Loss), a component of Shareholders’ Equity. Realized and unrealized gains on foreign currency transactions are included in Other Income (Expense). The cumulative translation adjustment resulting from a net investment in a country is recognized as income or expense in the period the Company has substantially liquidated operations in that country.

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

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Financial Instruments

The carrying value of financial instruments, including cash, cash equivalents, receivables, payables, and long-term debt, approximates market value at December 31, 2006 and January 1, 2006. The carrying value of cash, cash equivalents, receivables and payables approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair value based on the variable interest rates charged on the debt.

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

Buildings and Equipment

Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings are generally depreciated over thirty-five years; equipment and fixtures are depreciated over three to ten years; and leasehold improvements are amortized over the lesser of the initial term of the lease or the asset’s estimated useful life. Equipment acquired under capitalized leases is depreciated over the shorter of the asset’s estimated useful life or the life of the related lease.

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

Accounts Payable

The Company’s major bank accounts are replenished as checks are presented. Accordingly, included in accounts payable at December 31, 2006 and January 1, 2006 are $3.9 million and $3.8 million, respectively, representing the excess of outstanding checks over cash on deposit in the accounts on which the checks were drawn.

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

Advertising Costs

The cost of advertising is expensed as incurred. Advertising expenses incurred during fiscal years 2006, 2005 and 2004 were not considered material to the Company’s operating results.

Store Opening Costs

Pre-opening costs incurred in connection with the startup and promotion of new stores are expensed as incurred.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” in the first quarter of fiscal 2006. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Under the previous guidelines, compensation cost for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Because the Company generally grants stock options to employees at exercise prices equal to fair market value on the date of grant, no significant compensation cost has been recognized for option grants in periods prior to fiscal 2006. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective with the first fiscal quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Tax benefit from exercise of stock options” on the consolidated statement of cash flows.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Had stock option compensation expense for the Company’s stock option plan been recognized based on the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share amounts would have been as follows:

	2005	2004
	(Net income in thousands)
Net income, as reported	$3,015	$2,688
Add: Stock-based compensation, as reported	24	9
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(51)	(223)
Net income pro forma	$2,988	$2,474
Earnings per common share, basic as reported .	$0.77	$0.72
Earnings per common share, basic pro forma .	$0.76	$0.66
Earnings per common share, diluted as reported .	$0.72	$0.69
Earnings per common share, diluted pro forma .	$0.72	$0.63

Disclosures for fiscal year 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value of each option, for recognition of compensation expense in 2006 and for presentation of pro forma expense in 2005 and 2004, was estimated on the date of grant under the Black-Scholes option-pricing model using the following assumptions:

	2006	2005	2004
Risk-free interest rate	5.03%	3.65%	3.13%
Expected life	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%
Volatility	69%	74%	74%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant with an equivalent remaining term. The expected life of options granted has been estimated based upon the vesting period and historical experience of employee behavior. The Company has have never declared nor paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The expected volatility was estimated using the historical volatility of the Company’s common stock.

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

Segment Reporting

The Company operates mid-sized warehouse club-style stores in the United States, U.S. Territories, and foreign island countries throughout the Pacific and the Caribbean. The Company’s retail operations are its only reportable segment. The financial information used by the Company’s chief operating decision maker in allocating resources and assessing performance is only provided for one reportable segment.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company believes that the adoption of FIN 48 will not have a significant impact on its results of operations or financial position.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not impact the Company’s financial statements for fiscal 2006, as the Company did not have a lease for a site under construction. However, on April 25, 2006, the Company announced that it had entered into a twenty-year lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Rental payments under this lease commenced on April 1, 2006. In accordance with FSP 13-1 and other applicable lease accounting guidance, the Company will expense rental costs over the lease term, which includes the construction period.

Reclassifications

Certain reclassifications of prior years’ balances have been made for consistent presentation with the current year.

2.	Buildings and Equipment

Buildings and equipment consist of the following (in thousands):

	December 31, 2006	January 1, 2006
Buildings	$12,040	$10,783
Equipment	17,449	16,375
Leasehold improvements	1,300	1,095
Land improvements	1,041	839
Land	906	906
Equipment under capital lease	2,413	1,805
Buildings, equipment, land and improvements	35,149	31,803
Less accumulated depreciation and amortization	14,644	13,409
Net book value of depreciable assets	20,505	18,394
Construction in progress	338	72
Computer system and software development in progress	38	84
Total Buildings and equipment	$20,881	$18,550

3.	Line of Credit

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

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The line of credit consists of a $6.0 million committed, secured revolving credit line with a sublimit for letters of credit and bankers acceptances in an amount up to $0.7 million. At December 31, 2006, there were no amounts outstanding on the line of credit and no letters of credit outstanding. At December 31, 2006, the rate charged by Wells Fargo was 8.25%.

Borrowings continue to be limited to the lesser of $6.0 million or the amount calculated under the borrowing base. The borrowing base is equal to the lesser of (a) $6.0 million or (b) the sum of 70% of eligible inventory in the United States of America, plus 60% of eligible inventory in the U.S. Virgin Islands and Guam, less specified reserves.

The line of credit contains various covenants, all of which the Company believes it was in compliance with as of December 31, 2006.

4.	Long-Term Debt

In conjunction with the construction of the relocated St. Thomas store in 1998, the Company entered into a $2.0 million note payable to a bank which matures in June 2013. Interest on the note at December 31, 2006 is at the prime rate plus 1% (9.25%). As of December 31, 2006, there was a balance owed of $0.9 million, which is secured by a first leasehold priority mortgage on the St. Thomas building. The Company makes principal payments of approximately $11,000 per month, plus interest.

In November 1999, the Company entered into a $2.0 million credit facility with a financial institution to fund the construction of the St. Maarten store. The note payable matures in June 2015. As of December 31, 2006, there was a balance owed of $1.1 million against this credit facility. Interest on the note at December 31, 2006 is at the prime rate plus 1% (9.25%). The credit facility is secured by a first leasehold security interest on the St. Maarten property. The Company makes principal payments of approximately $11,000 per month, plus interest.

Maturities of long-term debt are as follows (in thousands):

2007	$267
2008	267
2009	267
2010	267
2011	267
Thereafter	676
Total	$2,011

5.	Contingencies

The Company is involved from time to time in claims, proceedings and litigation arising from its business and property ownership. The Company does not believe that any such claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s business, financial condition or results of operations.

6.	Interest Expense, Net

The components of interest expense, net are as follows (in thousands):

	2006	2005	2004
Interest incurred	$447	$497	$450
Capitalized interest	(32)	(104)	(12)
Interest income	(10)	(26)	(1)
Interest expense, net	$405	$367	$437

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7.	Income Taxes

Income before income taxes by jurisdiction is as follows (in thousands):

	2006	2005	2004
United States	$827	$1,426	$1,655
U.S. Territories	2,267	2,491	2,444
Foreign	1,174	748	369
Income before income taxes	$4,268	$4,665	$4,468

The provision for income taxes is as follows (in thousands):

	2006	2005	2004
Current income taxes:
United States	$346	$712	$506
U.S. Territories	710	854	1,010
Foreign	283	0	0
Current income taxes	1,339	1,566	1,516

Deferred income taxes
United States	(43)	(223)	134
U.S. Territories	94	44	18
Foreign	210	263	112
Deferred income taxes	261	84	264
Provision for income taxes	$1,600	$1,650	$1,780

A reconciliation of the Company’s effective tax rate with the federal statutory rate of 34% for the years ended December 31, 2006, January 1, 2006, and December 26, 2004, is as follows (dollars in thousands):

	2006		2005		2004
Tax at U.S. Statutory Rate	$1,451	34.0%	$1,586	34.0%	$1,519	34.0%
Non-Deductible Permanent Differences	47	1.1%	25	0.5%	3	0.1%
Foreign Tax Losses not Benefited (Taken)	(69)	(1.6)%	—	—	290	6.5%
Foreign Tax Credit Taken (not utilized)	—		10	0.2%	(17)	(0.4)%
Statutory Rate Difference as Compared to U.S. Statutory Rate	131	3.1%	21	0.5%	56	1.2%
Other	40	0.9%	8	0.2%	(71)	(1.6)%
Effective Income Tax Rate	$1,600	37.5%	$1,650	35.4%	$1,780	39.8%

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2006	January 1, 2006
Deferred tax assets
Inventory adjustments	$232	$208
Vacation accrual	417	403
Deferred rent	175	178
Accrued expenses	246	276
Net operating loss carryforward—foreign	1,448	2,592
Foreign tax credits	—	104
Total deferred tax assets	2,518	3,761
Valuation allowance	(1,448)	(2,409)
	1,070	1,352
Deferred tax liabilities
Cash discounts	(33)	(24)
Fixed asset basis difference	(1,056)	(1,009)
Other	(31)	(108)
Total deferred tax liabilities	(1,120)	(1,141)
Net deferred tax assets	$(50)	$211

The Company has established a valuation allowance in the full amount of the net deferred tax asset balance as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The net decrease in the valuation allowance for the year ending December 31, 2006, was due to the expiration of $3.3 million of NOL’s during Fiscal 2006.

Net deferred tax assets are classified on the balance sheet as follows (in thousands):

	December 31, 2006	January 1, 2006
Current assets	$849	$876
Long-term liabilities, net	(899)	(665)
Net deferred tax assets	$(50)	$211

As of December 31, 2006, the Company has foreign net operating loss carryforwards (“NOLs”) of approximately $4.2 million, some of which, if not utilized, will begin expiring in the year 2010. The Company’s ability to utilize these NOLs is dependent upon generating taxable income in the foreign jurisdictions. As a result, the Company has recorded a valuation allowance of $1.4 million attributable to the $1.4 million of tax benefits recorded for net operating loss carryforwards.

The Company had a tax credit carryforward of $0.1 million as of January 1, 2006. During 2006, the Company was able to utilize the full amount of the tax credit carryforward.

8.	Shareholders’ Equity

Stock Options

In 1998, the Company adopted, and shareholders approved, issuance of the 1998 Stock Incentive Compensation Plan (the “1998 Plan”). The 1998 Plan, as amended, provides for the granting of various stock awards, including stock options and issuance of restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the 1998 Plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are usually granted at prices equal to the fair value on the date of grant. There were 357 shares available for future grant under the 1998 Plan at December 31, 2006.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table summarizes the stock option transactions during the fiscal year ended December 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at January 1, 2006	613,324	$3.39	—	—
Granted at fair value	4,000	8.09	—	—
Forfeited	(1,475)	4.75	—	—
Exercised	(38,547)	4.45	—	—
Outstanding at December 31, 2006	577,302	3.35	5.10	$2,713,319
Exercisable at December 31, 2006	577,302	3.35	5.10	$2,713,319

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted average fair values of options granted in fiscal years 2006, 2005 and 2004 were $4.97, $3.21 and $1.61, respectively.

The Company recognized stock compensation costs of $20,000, $24,000 and $9,000 and a related tax benefit of $8,000, $8,000, and $4,000 during fiscal years 2006, 2005 and 2004, respectively. The expense recorded for the portion vesting in the current period for the 2,090 options granted prior to, but not vested as of, January 1, 2006, was less than $1,000. These options were fully vested as of December 31, 2006.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during fiscal years 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Proceeds from stock options exercised	$171	$428	$91
Tax benefit related to stock options exercised	50	684	98
Intrinsic value of stock options exercised	146	2,014	302

The following summarizes information related to options outstanding and exercisable at December 31, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Options	Weighted Average Exercise Price
$1.18–1.88	219,090	$1.64	4.32	years	219,090	$1.64
2.00–3.08	160,668	2.73	6.23	years	160,668	2.73
4.38–6.10	154,867	5.35	5.82	years	154,867	5.35
7.00–8.11	42,677	7.21	2.26	years	42,677	7.21
	577,302	3.35	5.10	years	577,302	3.35

Preferred Share Purchase Rights

On February 23, 1999, the Company’s Board of Directors declared a dividend distribution of preferred share purchase rights (the “Rights”) pursuant to a Shareholder Rights Plan. The Rights initially trade with shares of the Company’s common stock and have no impact upon the way in which shareholders can trade the Company’s common stock. However, ten days after a person or group acquires 15% or more of the Company’s common stock, or such date, if any, as the Board of Directors may designate after a person or group commences or publicly announces its intention to commence a tender or exchange offer which could result in that person or group owning 15% or more of the Company’s common stock (even if no purchases actually occur), the Rights will become exercisable and separate certificates representing the Rights will be distributed. The Rights would then begin to trade independently from the Company’s shares. As of December 31, 2006, no rights have become exercisable. The Rights will expire on March 15, 2009, unless earlier redeemed or exchanged by the Company.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands):

	Fiscal Year Ended
	December 31, 2006	January 1, 2006	December 26, 2004
Numerator:
Net income	$2,668	$3,015	$2,688
Denominator:
Denominator for basic earnings per share—weighted average shares	4,016,469	3,939,190	3,731,754
Effect of potentially dilutive shares:
Stock options	226,870	229,421	184,054
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	4,243,339	4,168,611	3,915,808
Basic earnings per common share	$0.66	$0.77	$0.72
Diluted earnings per common share	$0.63	$0.72	$0.69

The diluted share calculations for the fiscal years ended January 1, 2006 and December 26, 2004 exclude outstanding stock options representing 4,000 and 164,947 shares, respectively. These options are excluded due to their anti-dilutive effect. No stock options have been excluded in the stock calculation for the fiscal year ended December 31, 2006.

10.	Geographic Information

Geographic information pertaining to the Company’s one reporting segment is as follows (in thousands):

	Sales	Long-lived Assets
2006
United States	$41,526	$1,534
U.S. Territories and foreign countries	180,496	20,070
	$222,022	$21,604
2005
United States	$42,222	$1,470
U.S. Territories and foreign countries	177,192	17,852
	$219,414	$19,322
2004
United States	$43,280	$1,548
U.S. Territories and foreign countries	166,110	13,575
	$209,390	$15,123

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

11.	Lease Commitments

The Company has entered into operating leases for its administrative office and certain of its retail locations. The leases range from 3 to 15 years and generally include renewal options. The Company is required to pay a base rent, plus insurance, taxes, and maintenance.

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

A summary of the Company’s future minimum lease obligations at December 31, 2006, under noncancellable leases is as follows (in thousands):

Fiscal Year	Operating Leases	Capital Lease
2007	$5,073	$434
2008	4,945	434
2009	3,872	434
2010	2,629	434
2011	2,367	294
Thereafter	15,825	287
Total	$34,711	2,317
Less imputed interest		(402)
Present value of minimum rental payments		1,915
Less current portion		(311)
Capital lease obligation		$1,604

Rent expense under operating leases for the fiscal years ended December 31, 2006, January 1, 2006 and December 26, 2004 totaled $5.6 million, $5.4 million and $5.4 million , respectively.

12.	Employee Benefit Plans

The Company maintains a 40l(k) profit-sharing plan covering all eligible employees over the age of 18 with at least six months of service. Participating employees may elect to defer and contribute up to 100% of their annual compensation to the plan, subject to annual limitations under the Internal Revenue Code. The Company matches employee contributions at a rate of 25%, up to 15% of their annual compensation. The Company’s matching contributions to the plan approximated $0.1 million in each of fiscal years 2006, 2005 and 2004.

The Company has a Manager Bonus Program, which provides for annual bonuses for managers based on store and company performance. All amounts payable under the program are accrued in the year earned. Accordingly, bonuses accrued under this program totaled $0.6 million, $0.7 million and $1.4 million for fiscal 2006, 2005 and 2004, respectively.

The Company also has a sales incentive bonus program for all store employees based on sales targets and inventory shrink goals. These bonuses are paid monthly and were approximately $0.1 million, $0.1 million and $0.2 million and in fiscal 2006, 2005 and 2004, respectively.

COST-U-LESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13.	Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations:

					Earnings Per Common Share
	Total Store Weeks in Period	Net Sales	Gross Profit	Net Income	Basic	Diluted
	(in thousands, except store weeks and per-share data)
Fiscal 2006 (1)
First quarter	143	$54,692	$10,199	$758	$0.19	$0.18
Second quarter	143	53,568	10,053	475	0.12	0.11
Third quarter	143	54,613	10,312	522	0.13	0.12
Fourth quarter	143	59,149	11,111	913	0.23	0.21

Fiscal 2005 (1)
First quarter	143	$53,239	$9,574	$734	$0.19	$0.18
Second quarter	143	52,295	9,698	512	0.13	0.12
Third quarter	143	53,011	10,020	639	0.16	0.15
Fourth quarter	154	60,869	11,509	1,130	0.28	0.27

(1)	The Company’s fiscal quarters are 13 weeks except fourth quarter 2005, which was a 14-week quarter.

14.	Subsequent Events

Line of Credit

In March 2007, the Company replaced its asset based line of credit with a working capital line of credit with Wells Fargo Bank. The new line of credit, which has a two-year term, consists of a $6.0 million credit line with a sublimit for letters of credit and bankers’ acceptances in the amount up to $1.0 million. Borrowings under the new line of credit bear interest at either Prime –0.25% or LIBOR +1.75%. A fee of 0.30% will be charged on the unused portion of the line of credit. The new line of credit contains various covenants, including a requirement that we maintain a minimum net profit, a minimum tangible net worth, and that the outstanding balances under the line of credit shall not exceed 30% of net inventory, excluding inventory in St. Maarten and the Cayman Islands. The Company believes that it is currently in compliance with all such covenants.

St. Croix Sale-Leaseback

On December 21, 2006, the Company entered into an agreement providing for the sale and simultaneous leaseback of its St. Croix store. The purchase agreement provided for the sale of the building and land on which it currently operates the store to Series B, LLC, an Arizona limited liability company, for $6.2 million. The purchase agreement contained customary representations, warranties, covenants and conditions to close. The purchase agreement was also subject to completion of satisfactory due diligence by Series B. On March 26, 2007, the Company closed the sale and simultaneous leaseback of the St. Croix store under the purchase agreement. The term of the lease is 15 years and contains two five-year options to extend the term of the lease. The Company has agreed to pay rent at a rate of $42,666.67 per month, with an increase of ten percent at the end of each five-year period.

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

St. Croix Sale-Leaseback

On December 21, 2006, we entered into an agreement providing for the sale and simultaneous leaseback of our St. Croix store. The purchase agreement provided for the sale of the building and land on which we currently operate the store to Series B, LLC, an Arizona limited liability company, for $6.2 million. The purchase agreement contained customary representations, warranties, covenants and conditions to close. The purchase agreement was also subject to completion of satisfactory due diligence by Series B.

On March 26, 2007, we closed the sale and simultaneous leaseback of the St. Croix store under the purchase agreement. The term of the lease is 15 years and contains two five-year options to extend the term of the lease. We have agreed to pay rent at a rate of $42,666.67 per month, with an increase of ten percent at the end of each five-year period.

Chief Executive Officer Employment Agreement

On March 26, 2007, we entered into an employment agreement with J. Jeffrey Meder to continue to serve as our president and chief executive officer. The agreement is effective as of March 1, 2007, and continues through February 28, 2011, unless extended by mutual agreement or terminated sooner under the terms of the agreement. The agreement provides for the payment to Mr. Meder of an initial annual salary of $385,000, subject to annual review and adjustment by the board of directors. Mr. Meder will also be eligible for an annual bonus of $100,000, adjusted upward or downward as appropriate, based on the achievement of specified financial targets. In addition, Mr. Meder will receive a bonus of $50,000 for each new store we open.

Either party may terminate the agreement at any time and for any reason upon 30 days written notice to the other party. If we terminate Mr. Meder’s employment prior to the end of the term of the agreement other than for cause, disability or change in control (all as defined in the agreement), he is entitled to receive severance pay equal to twenty-four months’ base salary paid pro-rata on regular company paydays and continuation of benefits for twelve months. If Mr. Meder’s employment is terminated within twelve months following a change of control (as defined in the agreement), he is entitled to a lump sum payment equal to twelve months’ base salary and, the continuation of benefits for twelve months and the immediate vesting of all options or other rights to acquire our common stock.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, is incorporated by reference to the information in our proxy statement relating to our 2007 annual meeting of shareholders.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, is incorporated by reference to the information in our proxy statement relating to our 2007 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information called for by Part III, Item 12, is incorporated by reference to the information in our proxy statement relating to our 2007 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by Part III, Item 13, is incorporated by reference to the information in our proxy statement relating to our 2007 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, is incorporated by reference to the information in our proxy statement relating to our 2007 annual meeting of shareholders.

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

(3)	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Cost-U-Less, Inc.		S-1/A	3.1	333-52459	06/05/1998
3.2	Amended and Restated Bylaws of Cost-U-Less, Inc.		10-Q	3.1	000-24543	08/11/2003
4.1	Rights Agreement between Cost-U-Less, Inc. and ChaseMellon Shareholder Services, L.L.C. as rights agent, dated March 15, 1999		8-A	2.1	000-24543	03/15/1999
4.2	Form of Common Stock Certificate of Cost-U-Less, Inc.		S-1/A	4.1	333-52459	07/10/1998
10.1	Amended and Restated 1998 Stock Incentive Compensation Plan*		10-K	10.1	000-24543	04/01/2002
10.2	Form of Stock Option Agreement		10-K	10.2	000-24543	04/01/2002
10.3	Amended and Restated 1989 Stock Option Plan*		S-1	10.2	333-52459	05/12/1998
10.4	Form of Director Stock Option Agreement (Vesting)*		S-1	10.3	333-52459	05/12/1998
10.5	Form of Director Stock Option Agreement (Nonvesting)*		S-1	10.4	333-52459	05/12/1998
10.6	Form of Indemnification Agreement*		10-Q	10.1	000-24543	08/11/2003
10.7	Credit agreement, dated March 14, 2007 between Cost-U-Less, Inc. and Wells Fargo Bank		8-K	99.1	000-24543	03/16/2007
10.8	Construction/Permanent Loan Agreement by and among CULUSVI, Inc., Cost-U-Less, Inc. and Banco Popular de Puerto Rico, dated November 6, 1997		S-1	10.8	333-52459	05/12/1998
10.9	Construction/Permanent Loan Agreement by and among CUL (SINT MAARTEN) N.V., Cost-U-Less, Inc., CULUSVI, Inc. and Banco Popular de Puerto Rico, dated December 17, 1999	X
10.10	Employment Agreement between Cost-U-Less, Inc. and J. Jeffrey Meder, dated October 20, 2004*		8-K	10.1	000-24543	10/26/2004
10.11	Lease Agreement between Westmall Limited and CUL (Fiji) Limited, effective March 1, 1998		S-1/A	10.10	333-52459	06/05/1998
10.12	Lease Agreement between Fiji Public Service Association and CUL (Fiji) Limited, dated June 4, 1998		10-K	10.13	000-24543	03/26/2004
10.13	Lease Agreement between Baroud Real Estate Development N.V. and C.U.L. (Curacao) N.V., dated April 3, 1998		S-1	10.12	333-52459	05/12/1998
10.14	Ground Lease between Market Square East, Inc. and CULUSVI, Inc., dated October 20, 1997		S-1	10.13	333-52459	05/12/1998
10.15	First Amendment to Ground Lease between Market Square East, Inc. and CULUSVI, Inc., dated November 29, 2005		10-K	10.18	000-24543	03/29/2006

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.16	Sublease Agreement between Tamuning Capital Investment, Inc. and Cost-U-Less, Inc., dated July 15, 1994		S-1	10.15	333-52459	05/12/1998
10.17	Lease Agreement between Haleck Enterprises Incorporated and Cost-U-Less, Inc., dated February 3, 2005		8-K	99.1	000-24543	02/09/2005
10.18	Lease Agreement between Inmostrat Corporation and Cost-U-Less, Inc., dated August 1993		S-1	10.17	333-52459	05/12/1998
10.19	Industrial Real Estate Lease between Hilo Partners and Cost-U-Less, Inc., dated September 1, 1991		S-1	10.19	333-52459	05/12/1998
10.20	Indenture of Lease between H.C.L. Investments, Inc. and Cost-U-Less, Inc., dated August 21, 1992		10-K	10.21	000-24543	04/01/2002
10.21	Amendment to Lease between H.C.L. Investments, Inc. and Cost-U-Less, Inc., dated April 27, 2000		10-K	10.22	000-24543	04/01/2002
10.22	Lease Agreement between Caribe Lumber & Trading N.V. (St. Maarten) and CUL Sint Maarten N.V., dated February 19, 1999		10-K	10.24	000-24543	03/23/2005
10.23	Sublease Agreement between New Breed Distribution Corp of California, Inc. and Cost-U-Less, Inc., dated November 1, 1999		10-K/A	10.27	000-24543	04/05/2000
10.24	Lease Agreement between AMB Property, L.P. and Cost-U-Less, Inc., dated November 12, 1999		10-K/A	10.28	000-24543	04/05/2000
10.25	First Amendment to Lease Agreement between AMB Property, L.P. and Cost-U-Less, Inc., dated November 21, 2001		10-K	10.28	000-24543	04/01/2002
10.26	Amendment to Lease Agreement between AMB Partners II, L.P. and Cost-U-Less, Inc., dated November 7, 2006	X
10.27	Lease Agreement between Tonko Reyes, Inc., a Guam corporation and Cost-U-Less, Inc., dated October 22, 2001		10-K	10.30	000-24543	04/01/2002
10.28	Amendment to Lease Agreement between Tonko Reyes, Inc., a Guam corporation and Cost-U-Less, Inc., dated October 22, 2001		10-K	10.29	000-24543	03/26/2004
10.29	Lease Agreement between Sun Life Assurance Company of Canada and Cost-U-Less, Inc., dated November 18, 2003		10-K	10.30	000-24543	03/26/2004
10.30	Executive Severance Plan*		10-K	10.31	000-24543	03/26/2004
10.31	Real Estate Purchase and Sale Agreement dated April 30, 2004, between Mint Capital, Casco Inc., and Cost-U-Less, Inc.		10-Q	10.1	000-24543	08/10/2004
10.32	Summary of Cost-U-Less, Inc. 2005 Incentive Bonus Program*		8-K	99.1	000-24543	12/21/2004
10.33	Summary of Cost-U-Less, Inc. Non-Employee Director Compensation*		8-K	99.1	000-24543	08/02/2005

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.34	Shareholders Agreement dated July 11, 2005 between Cost-U-Less Cayman Holdings, an exempted company incorporated under the laws of the Cayman Islands; Cayman Drug Limited, a company incorporated in the Cayman Islands; Cayman Cost-U-Less Limited, a company incorporated under the laws of the Cayman Islands; Naul Bodden of c/o NCB Consulting Ltd in the Cayman Islands; and Robert Bodden of c/o NCB Consulting Ltd in the Cayman Islands. **		10-Q	10.1	000-24543	11/08/2005
10.35	Lease Agreement between Governor’s Square Limited and Cayman Cost U Less Limited dated April 19, 2006 **		10-Q	10.1	000-24543	08/11/2006
10.36	Purchase Agreement and Escrow Instructions between Cost-U-Less, Inc., a Washington corporation, as seller, and Series B, LLC, as buyer, dated December 21, 2006	X
21.1	Subsidiaries of Cost-U-Less, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.10	Power of Attorney (See page 51)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

**	This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COST-U-LESS, INC.
Date: March 28, 2007	By: /s/ J. Jeffrey Meder J. Jeffrey Meder President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 28th day of March 2007.

Signature	Title

/s/ GEORGE C. TEXTOR George C. Textor	Chairman of the Board

/s/ J. JEFFREY MEDER J. Jeffrey Meder	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARTIN P. MOORE Martin P. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ ROBERT C. DONEGAN Robert C. Donegan	Director

/s/ DAVID A. ENGER David A. Enger	Director

/s/ GARY W. NETTLES Gary W. Nettles	Director

SCHEDULE II

COST-U-LESS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions (Reductions)	(1) Deductions	Balance at End of Year

Year Ended December 31, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$80,000	($8,000)	$6,000	$66,000

Year Ended January 1, 2006
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$205,000	($15,000)	$110,000	$80,000

Year Ended December 26, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$208,000	$93,000	$96,000	$205,000

_________________________

(1)	Uncollectible accounts written off, net of recoveries.

1