Form 10-Q
period 2007-04-01
COST U LESS INC
filed 2007-05-14
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

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

The registrant had 4,033,143 common shares, par value $0.001, outstanding at May 9, 2007.

COST-U-LESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended
	April 1, 2007	April 2, 2006

Net sales	$55,628	$54,692
Merchandise costs	45,016	44,493
Gross profit	10,612	10,199

Operating expenses:
Store	7,516	7,216
General and administrative	1,943	1,663
Store openings	113	14
Total operating expenses	9,572	8,893

Operating income	1,040	1,306

Other expense:
Interest expense, net	(46)	(106)
Other	(2)	(12)
Income before income taxes	992	1,188

Income tax provision	345	430
Net income	$647	$758

Earnings per common share:
Basic	$0.16	$0.19
Diluted	$0.15	$0.18

Weighted average common shares outstanding, basic .	4,029,285	3,997,839
Weighted average common shares outstanding, diluted	4,265,241	4,221,979

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	April 1, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$11,481	$7,420
Accounts receivable, net	897	1,133
Inventories, net	24,893	22,829
Other current assets	2,014	1,049
Total current assets	39,285	32,431

Buildings and equipment, net	16,658	20,881
Deposits and other assets	723	723

Total assets	$56,666	$54,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,115	$15,831
Accrued expenses and other liabilities	6,438	5,706
Current portion of long-term debt	267	267
Current portion of capital lease	316	311
Total current liabilities	24,136	22,115

Other long-term liabilities	1,643	1,576
Long-term debt, less current portion	1,677	1,744
Capital lease, less current portion	1,523	1,604
Total liabilities	28,979	27,039

Commitments and contingencies	—	—

Shareholders’ equity	27,687	26,996

Total liabilities and shareholders’ equity	$56,666	$54,035

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2006	3,990,171	$13,931	$10,926	$(814)	$24,043
Net income	—	—	758	—	758
Foreign currency translation adjustments	—	—	—	(24)	(24)
Comprehensive income					734
Exercise of common stock options including income tax benefit	29,852	162	—	—	162
Balance at April 2, 2006	4,020,023	$14,093	$11,684	$(838)	$24,939

Balance at December 31, 2006	4,028,718	$14,172	$13,594	$(770)	$26,996
Net income	—	—	647	—	647
Foreign currency translation adjustments	—	—	—	13	13
Comprehensive income					660
Exercise of common stock options including income tax benefit	4,425	31	—	—	31
Balance at April 1, 2007	4,033,143	$14,203	$14,241	$(757)	$27,687

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	13 Weeks Ended
	April 1, 2007	April 2, 2006
OPERATING ACTIVITIES:
Net income	$647	$758
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	671	562
Deferred tax provision	8	101
(Gain)/loss on buildings and equipment	2	12
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	236	(81)
Inventories	(2,064)	(1,875)
Other current assets	(953)	(456)
Deposits and other assets	—	5
Accounts payable	2,162	963
Accrued expenses and other liabilities	496	(154)
Other long-term liabilities	47	8
Net cash provided/(used) by operating activities	1,252	(157)

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(1,757)	(949)
Proceeds from sale of buildings and equipment	5,547	8
Net cash provided/(used) by investing activities	3,790	(941)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	27	118
Tax benefit from exercise of stock options	4	44
Proceeds from short term note payable	—	257
Payments on line of credit, net	—	(52)
Increase/(decrease) in bank checks outstanding	(878)	136
Principal payments on capital lease obligations	(76)	(55)
Principal payments on long-term debt	(67)	(67)
Net cash (used)/provided by financing activities	(990)	381

Foreign currency translation adjustments	9	(14)

Net increase/(decrease) in cash and cash equivalents	4,061	(731)

Cash and cash equivalents:
Beginning of period	7,420	5,304
End of period	$11,481	$4,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest .	$95	$115
Income taxes .	$—	$—
Cash received during the period for:
Income taxes .	$—	$45

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At April 1, 2007, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. In July 2005, the Cayman Islands Trade and Business Licensing Board granted the Company approval to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary organized in the Cayman Islands. On April 25, 2006, the Company entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Construction on the new store began in late 2006 with a currently estimated completion date in the fourth fiscal quarter of 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 weeks ended April 1, 2007, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K filed with the SEC on March 28, 2007.

Fiscal Year

The Company reports on a 52/53-week fiscal year, consisting of four thirteen-week periods and ending on the Sunday nearest to the end of December. Fiscal 2007, ending on December 30, 2007, and Fiscal 2006, which ended on December 31, 2006, are 52-week years.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the new requirements in its fiscal first quarter of 2007. The adoption of FIN 48 did not have a significant impact on the Company’s results of operations or its financial position.

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended
	April 1, 2007	April 2, 2006
Numerator:
Net income	$647	$758
Denominator:
Denominator for basic earnings per share—weighted average shares	4,029,285	3,997,839
Effect of dilutive common equivalent shares:
Stock options	235,956	224,140
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	4,265,241	4,221,979

Basic earnings per common share	$0.16	$0.19
Diluted earnings per common share	$0.15	$0.18

The diluted share calculation for the 13 weeks ended April 2, 2006, excludes 4,000 stock options outstanding. These options are excluded due to their anti-dilutive effect.

3.	Line of Credit

On March 14, 2007, the Company replaced its $6.0 million asset based line of credit with Wells Fargo Business Credit with a working capital line of credit with Wells Fargo Bank. The new line of credit, which has a two-year term, consists of a $6.0 million credit line with a sublimit for letters of credit and bankers' acceptances in the amount up to $1.0 million. Borrowings under the new line of credit bear interest at either Prime -0.25% or LIBOR +1.75%. A fee of 0.30% will be charged on the unused portion of the line of credit. The new line of credit contains various covenants, including a requirement that the Company maintain a minimum net profit, a minimum tangible net worth, and that the outstanding balances under the line of credit shall not exceed 30% of net inventory, excluding inventory in St. Maarten and the Cayman Islands. At April 1, 2007, there were no borrowings outstanding on the line of credit and no letters of credit outstanding.

The line of credit contains various covenants, all of which the Company believes it was in compliance with as of April 1, 2007.

4.	Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these potential claims cannot be predicted with certainty, the Company does not believe that any pending legal matters will have a material adverse effect on it. However, any adverse outcome to future lawsuits against the Company may result in a material adverse affect on its financial condition.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

5.	Stock Based Compensation

The Company maintains a stock incentive compensation plan that provides for the granting of various stock awards, including stock options and restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are generally granted at prices equal to the fair value on the date of grant. There were 357 shares available for future grant under the plan at April 1, 2007.

Effective with the first fiscal quarter of fiscal 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS 123R, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows on the consolidated statement of cash flows.

The following table summarizes the stock option transactions during the 13 weeks ended April 1, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2006	577,302	$3.35	—	—
Granted at fair value	—	—	—	—
Forfeited	—	—	—	—
Exercised	(4,425)	6.13	—	—
Outstanding at April 1, 2007	572,877	3.33	4.94	$3,231,026

Exercisable at April 1, 2007	572,877	3.33	4.94	$3,231,026

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company did not recognize any compensation cost during the 13 weeks ended April 1, 2007, as all outstanding options were fully vested as of December 31, 2006, and the Company did not grant any options during the 13 weeks ended April 1, 2007.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first 13 weeks of fiscal 2007 and fiscal 2006 were as follows (in thousands):
	13 Weeks Ended
	April 1, 2007	April 2, 2006

Proceeds from stock options exercised	$27	$118
Tax benefit related to stock options exercised	4	44
Intrinsic value of stock options exercised	13	129

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

6.	Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no significant adjustment to the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $0.1 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007, the Company had approximately $30,000 of accrued interest related to uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. Federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto appearing in Item 1 of this report. In addition to historical information, this quarterly report on Form 10-Q contains, and may incorporate by reference, statements which may constitute forward-looking statements which involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Forward-looking statements reflect the expectations of our management at the time that they are made and do not represent an opinion about what may happen in the future. More information about factors that could affect our financial results is included in Item 1A. of Part II of this report and in the "Risk Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed on March 28, 2007, with the Securities and Exchange Commission.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Our stores are patterned after the warehouse club concept, although our stores

▪	are smaller (averaging approximately 32,500 square feet vs. large format warehouse clubs of approximately 130,000 square feet),
▪	generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, where demographics do not support large format warehouse clubs,
▪	carry a wide assortment of local and ethnic food items, and
▪	do not charge a membership fee.

On August 10, 2006, we completed the remodel and expansion of our store in St. Thomas. In addition to increasing the size of our store by approximately 6,400 square feet (an increase of approximately 18%), we also upgraded and replaced much of the store’s equipment, and added a new produce format and a rotisserie department.

In late 2006 we began construction on a new store in the Cayman Islands, but permitting delays experienced since that time have extended the estimated completion date to the fourth fiscal quarter of 2007.

Our net sales increased for the 13 weeks ended April 1, 2007, as compared to the prior year, primarily due to increased sales in our U.S. Virgin Island stores, which more than offset a decrease in sales in our store in Kauai, Hawaii. The sales increase in the U.S. Virgin Islands was primarily due to the expansion of our St. Thomas store in August 2006 and improved market acceptance of our St. Croix store that was relocated in May of 2005. The decline in sales for our Kauai store was a result of increased competition and reduced market share, which has occurred as a consequence of Costco opening a new store in Kauai in October 2006.

We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers with higher prices. For example, during the 13 weeks ended April 1, 2007, our store energy (utility) expenses were approximately 11% higher than during the same period in fiscal 2006. As these costs continue to rise, we anticipate that we will experience increasing difficulty in passing these additional costs on to our customers.

Results of Operations

Comparison of the 13 Weeks Ended April 1, 2007, to the 13 Weeks Ended April 2, 2006:

Net Sales: Net sales of $55.6 million for the first quarter of fiscal 2007 increased 1.7% compared to net sales of $54.7 million for the same period in the prior year. The 1.7% increase in net sales in the first quarter of fiscal 2007 as compared to the same period in the prior year, was primarily due to comparable-store sales increases (stores open for a full 13 months), which increased 2.1% for the first quarter of fiscal 2007 as compared to the same period in the prior year. The comparable-store sales increase was primarily due to increased sales in our U.S. Virgin Island stores. These increases more than offset the decrease in sales in our store in Kauai, Hawaii.

Gross Profit: Gross profit dollars increased to $10.6 million in the first quarter of fiscal 2007 from $10.2 million in the same period of the prior year. Gross profit as a percentage of sales was 19.1% for the first quarter of fiscal 2007 compared to 18.6% in the same period of the prior year. The improvement in gross profit dollars in the first quarter of fiscal 2007 was due to improvements in merchandising, primarily enhanced sourcing and pricing strategies.

Store expenses: Store expenses increased to $7.5 million, or 13.5% of sales, in the first quarter of fiscal 2007 from $7.2 million, or 13.2% of sales, in the same period of the prior year. Approximately 40% of the dollar increase in store expenses was attributable to higher energy (utility) expenses, which were 11% higher than in the same period of the prior year. Another 40% of the dollar increase was due to increased depreciation expense, primarily due to the expansion of our store in St. Thomas and new electronic point of sale equipment added to all of our stores during fiscal 2006. An additional 16% of the dollar increase was due to higher payroll and related costs, which were approximately 2% higher than in the same period of the prior year. Payroll and related costs, although higher due to volume, remained comparable as a percent of store sales at 5.2% of store sales for the first quarters of both fiscal 2007 and fiscal 2006.

General and administrative expenses: General and administrative expenses increased to $1.9 million, or 3.5% of sales, in the first quarter of fiscal 2007 from $1.7 million, or 3.0% of sales, in the same period of the prior year. The increase was primarily due to an increase in professional service expenses related to our dealings with two shareholder groups in an effort to avoid the expense and distraction of a possible proxy contest, costs associated with the implementation of new tax strategies, and work performed pursuant to the adoption of FIN 48.

Store opening expenses: Store opening expenses were $0.1 million in the first quarter of fiscal 2007 as compared to $14,000 for the same period of the prior year. Store opening expenses in the first quarter of fiscal 2007 include costs associated with our initial work on our store in the Cayman Islands, including rent expense associated with our land lease for that location. We expect store opening expenses in fiscal 2007 to be higher than those incurred in fiscal 2006 as we continue to develop our new store in the Cayman Islands in anticipation of a completion date in the fourth fiscal quarter of 2007.

Interest expense, net: Interest expense, net decreased to $46,000 in the first quarter of fiscal 2007 as compared to $0.1 million for the same period of the prior year. The decrease in interest expense was primarily attributable to lower borrowings, the capitalization of $23,000 of interest related to the construction of our store in the Caymans and higher interest income in the first quarter of fiscal 2007 as compared to the same period of the prior year.

Other expense: Other expense represents losses on foreign currency transactions and translation of intercompany balances for transactions that exceeded our permanent investments in certain countries.

Income tax provision: Our income tax provision for the first quarter of fiscal 2007 was $0.3 million, or 35% of pre-tax income, as compared to $0.4 million, or 36% of pre-tax income, for the same period of the prior year. The decrease in our effective tax rate in fiscal 2007 was primarily due to the implementation of new tax strategies designed to offset expenses incurred in the Cayman Islands that are not tax deductible as there are no corporate taxes in the Cayman Islands.

Net income: Net income was $0.6 million, or $0.15 per fully diluted share, for the first quarter of fiscal 2007 as compared to $0.8 million, or $0.18 per fully diluted share, in the same period of the prior year.

Liquidity and Capital Resources

We currently finance our operations with proceeds from various credit facilities and internally generated funds. In fiscal 2005, we utilized existing working capital to finance the $5.6 million used to purchase the land and construct our new St. Croix store. In December 2006, we entered into an agreement providing for the sale and simultaneous leaseback of the store. The purchase agreement provided for the sale of the building and land to Series B, LLC, an Arizona limited liability company, for $6.2 million. On March 26, 2007, we closed the sale and simultaneous leaseback of the St. Croix store under the purchase agreement. The term of the lease is 15 years, and it contains two five-year options to extend the term of the lease.

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

During the first quarter of fiscal 2007, we generated $1.3 million of net cash from operations, as compared to utilizing $0.2 million during the same period in the prior year. The increase in net cash provided from operations was primarily due to an increase in accounts payable. Accounts payable as a percent of inventory increased to 69% at April 1, 2007 as compared to 65% at April 2, 2006.

Net cash provided by investing activities was $3.8 million for the first quarter of fiscal 2007, as compared to the utilization of $0.9 million in the same period in the prior year. The cash provided by investing activities was primarily due to the net proceeds received on the sale and simultaneous leaseback of our St. Croix store of approximately $5.5 million. In addition, we have spent approximately $1.2 million on the construction of our store in the Cayman Islands and $0.4 million on the remodel of our St. Maarten store in order to add retail enhancements such as fresh produce by the pound. The cash used in investing activities in the first quarter of fiscal 2006 was primarily due to costs associated with renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%) and the replacement of our point of sale system with a new and improved version.

We began construction on a new store in the Cayman Islands in late 2006, with a currently estimated completion date in the fourth fiscal quarter of 2007. We anticipate spending approximately $10.0 million to $12.0 million on the building and land improvements during fiscal 2007.

The expected costs associated with this new building exceed our experience of building stores in other markets, most recently St. Croix. This is due to the increased cost of materials, mainly steel; design and engineering costs; the addition of energy-efficient components; slab and foundation costs due to the soil types on the island of Grand Cayman; imported labor; higher supervision costs; import duties; and higher freight costs. In addition to the above we intend to spend approximately $2.5 million to $3.5 million for equipment for this new store during fiscal 2007. We are currently in discussion with a Caymanian Bank to finance the building and equipment related to this project.

Although we currently have no plans to open additional stores in new markets during fiscal 2007, we are continuing to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

We utilized $1.0 million of cash from financing activities during the first quarter of fiscal 2007, as compared to generating $0.4 million in the same period in the prior year. The $1.4 million decrease was primarily due to a decrease in bank checks outstanding during the first quarter of fiscal 2007 as compared to the same period in the prior year.

In March 2007, we replaced our asset based line of credit with a working capital line of credit with Wells Fargo Bank. The new line of credit, which has a two-year term, consists of a $6.0 million credit line with a sublimit for letters of credit and bankers’ acceptances in the amount up to $1.0 million. Borrowings under the new line of credit bear interest at either Prime -0.25% or LIBOR +1.75%. A fee of 0.30% will be charged on the unused portion of the line of credit. At April 1, 2007, there were no borrowings outstanding on the line of credit and no letters of credit outstanding. The new line of credit contains various covenants, including a requirement that we maintain a minimum net profit, a minimum tangible net worth, and that the outstanding balances under the line of credit shall not exceed 30% of net inventory, excluding inventory in St. Maarten and the Cayman Islands. We believe that we are currently in compliance with all such covenants.

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

Contractual Obligations

As of April 1, 2007, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$1,944	$267	$534	$534	$609
Operating Leases (1)	41,907	5,546	9,437	5,725	21,199
Capital Lease	2,208	434	868	693	213
Total	$46,059	$6,247	$10,839	$6,952	$22,021

(1)
Includes the building and land lease for the St. Croix store entered into on March 26, 2007. The lease is for a term of 15 years and provides for rental payments of $42,666.67 per month, with an increase of ten percent at the end of each five-year period.

Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the new requirements in our fiscal first quarter of 2007. The adoption of FIN 48 did not have a significant impact on our results of operations or our financial position.

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

We have also assessed our vulnerability to interest rate risk associated with our financial instruments, including, cash and cash equivalents, lines of credit and long term debt. Due to the nature of these financial instruments, we believe that the risk associated with interest rate fluctuations is not material. Our line of credit and long-term debt can be expected to vary in the future as a result of future business requirements, market conditions and other factors.

We did not have any derivative financial instruments as of April 1, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 1, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base. We opened our first store in 1989 and opened a total of 21 stores through March 2007 and presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. For example, in October 2006, Costco opened a new store in Kauai, Hawaii, which caused our sales, gross margin and operating results for our Kauai store to be significantly lower in fiscal 2007 than in prior years due to the increased competition and reduced market share. Although we have taken several actions to try to preserve our market position in Kauai, if the store continues to be unprofitable it will have a significant negative effect on our overall operating results and financial condition.

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

In October 2006, Costco opened a new store in Kauai, Hawaii, which caused our sales, gross margin and operating results for our Kauai store to be significantly lower in fiscal 2007 than in prior years due to the increased competition and reduced market share. Prior to, and subsequent to, Costco’s opening, we have taken a number of steps in an effort to minimize the competitive impact on our position in the Kauai market, but we are unable to assure you that these efforts will succeed. If we are not successful in recapturing our market position in Kauai, then the profitability and longevity of this store will be in jeopardy.

Our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. These factors could result in reduced sales and margins or loss of market share, any of which could negatively affect our results of operations.

If energy costs and fuel surcharges continue to rise, the profitability of our stores may decline and our business and financial condition could suffer. We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers through higher prices. For example, during fiscal 2006, our store energy (utility) expenses were approximately 17% higher than in fiscal 2005. If these costs continue to rise, we may not be able to continue the practice of passing on these additional costs to our customers. If we are unable to effectively pass these costs on to our customers in the future, it could have a significant adverse effect on our business, results of operations and financial condition. In addition, our customers may face higher energy costs in their households, which may result in less money available to spend in our stores.

One or more of our stores may be damaged or destroyed by volatile weather conditions or natural disasters, which would severely harm our business and financial results. Our stores are primarily located on islands subject to volatile weather conditions and natural disasters, such as tsunamis, hurricanes, floods, typhoons and earthquakes. If the islands on which any of our stores is located were to experience any of these or other severe weather conditions or natural disasters, one or more of our stores could be damaged significantly or destroyed. For example, in December 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm and our Dededo store had to be closed for reconstruction. Additionally, we have four stores in the Caribbean, which has experienced increased activity from hurricanes and tropical storms in the past few years. The damage or destruction of one or more of our stores would materially harm our business, operating results and financial condition. We could also experience business interruptions, delays in shipping, delays in construction or loss of life as a result of severe weather conditions, any of which could materially affect our business.

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

If shareholders cause distractions of governance or pursue a proxy challenge, our business could suffer. In the past, shareholders have threatened to submit nominees for our board of directors and it is possible that we might receive shareholder nominations for our board at future annual meetings. If we do receive nominations, our Corporate Governance Committee determines that inclusion of those nominees as part of our recommended slate is not in the best interest of the Company or our shareholders, the Committee’s fiduciary duties would dictate that it oppose the election of those nominees. In that circumstance, we could face a proxy contest and management would be required to expend substantial time and energy, which may divert management’s attention from our operations. We could also incur significant additional costs, including legal and financial advisory fees, that would negatively impact our operating results. We could also experience management and employee distraction and may have difficulty attracting and retaining employees as a result of the uncertainty that often accompanies this type of event. Our inability to effectively manage these distractions could have a significant adverse effect on our business, results of operations and financial condition.

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

Acts of terrorism or political instability, globally or in countries where we operate, may cause periodic declines or a prolonged decrease in tourism and air travel, which could have an indirect but significant impact on our financial performance, operations and liquidity. The success of our operations depends to a significant extent on tourism and the travel industry. Prolonged adverse occurrences affecting tourism or air travel, particularly to non-U.S. destinations, including political instability, armed hostilities, terrorism, weather conditions, or other activity that involves or affects air travel or the tourism industry generally, could have an indirect but adverse and significant impact on our financial performance, operations, liquidity or capital resources.

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

Due to the nature of our business model, construction costs in future markets may not necessarily reflect historical construction costs.  Despite our best efforts to estimate future construction costs, there is uncertainty as to what these costs may finally be due to unforeseen exigencies in the construction environment pertaining to a particular market. We can estimate building construction costs based on our relocated St. Croix store but, as we have found with our Cayman store, the final cost may be much greater than initially estimated. Our inability to estimate future construction costs may have an adverse effect on our business, financial condition and results of operation.

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

We are subject to various governmental regulations and licensing requirements, which may have an adverse effect on our business. Governmental regulations and licensing requirements in foreign countries where we plan to expand our operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of our operations. For example, construction on our new store in the Cayman Islands began in late 2006 as anticipated, but permitting delays experienced since that time have extended the completion date beyond the first half of fiscal 2007 to a currently estimated completion date in the fourth fiscal quarter of 2007. Additionally, our ability to compete may be adversely affected by foreign governmental regulations and licensing requirements that encourage or mandate the employment of citizens of, or purchase of supplies from vendors, in a particular jurisdiction. We may also be subject to taxation in these foreign jurisdictions, and the final determination of our tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. We may also be subject to currency repatriation restrictions. If governmental regulations or licensing requirements prevent or delay our entry into markets, require modification of our existing operations, or subject us to taxation or currency repatriation issues, our business, financial condition and results of operations could suffer.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Credit agreement, dated March 14, 2007 between Cost-U-Less, Inc. and Wells Fargo Bank (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 16, 2007)
10.2	Amendment No. 1 to the Purchase Agreement and Escrow Instructions between Cost-U-Less, Inc., a Washington corporation, as seller, and Series B, LLC, as buyer, dated March 20, 2007
10.3	Lease Agreement between Cole CL St. Croix USVI, LLC, a Delaware limited liability company and CULUSVI, Inc. d/b/a Cost-U-Less, a U.S. Virgin Islands corporation dated March 26, 2007
10.4	Executive Compensation and Benefits Agreement between Cost-U-Less, Inc and J. Jeffrey Meder, dated March 26, 2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: May 14, 2007	/s/ J. Jeffrey Meder
J. Jeffrey Meder
President and Chief Executive Officer

Date: May 14, 2007	/s/ Martin P. Moore
Martin P. Moore
Chief Financial Officer