Form 10-Q
period 2007-07-01
COST U LESS INC
filed 2007-08-14
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

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

The registrant had 4,048,143 common shares, par value $0.001, outstanding at August 10, 2007.

COST-U-LESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	$55,343	$53,568	$110,971	$108,260
Merchandise costs	44,604	43,515	89,620	88,008
Gross profit	10,739	10,053	21,351	20,252

Operating expenses:
Store	7,743	7,319	15,259	14,535
General and administrative	1,833	1,680	3,776	3,343
Store openings	159	139	272	153
Total operating expenses	9,735	9,138	19,307	18,031

Operating income	1,004	915	2,044	2,221

Other income (expense):
Interest income (expense), net	41	(107)	(5)	(213)
Other	8	(3)	6	(15)
Income before income taxes	1,053	805	2,045	1,993

Income tax provision	370	330	715	760
Net income	$683	$475	$1,330	$1,233

Earnings per common share:
Basic	$0.17	$0.12	$0.33	$0.31
Diluted	$0.16	$0.11	$0.31	$0.29

Weighted average common shares outstanding, basic	4,038,363	4,021,173	4,033,824	4,009,506
Weighted average common shares outstanding, diluted	4,280,795	4,244,038	4,271,278	4,232,807

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	July 1, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$6,130	$7,420
Accounts receivable, net	969	1,133
Inventories	25,287	22,829
Other current assets	2,225	1,049
Total current assets	34,611	32,431

Buildings and equipment, net	20,016	20,881
Deposits and other assets	726	723

Total assets	$55,353	$54,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,219	$15,831
Accrued expenses and other liabilities	6,257	5,706
Current portion of long-term debt	267	267
Current portion of capital lease	322	311
Total current liabilities	22,065	22,115

Other long-term liabilities	1,731	1,576
Long-term debt, less current portion	1,611	1,744
Capital lease, less current portion	1,440	1,604
Total liabilities	26,847	27,039

Commitments and contingencies	—	—

Shareholders’ equity	28,506	26,996

Total liabilities and shareholders’ equity	$55,353	$54,035

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2006	3,990,171	$13,931	$10,926	$(814)	$24,043
Net income	—	—	1,233	—	1,233
Foreign currency translation adjustments	—	—	—	(8)	(8)
Comprehensive income					1,225
Stock based compensation	—	20	—	—	20
Exercise of common stock options including income tax benefit	31,827	174	—	—	174
Balance at July 2, 2006	4,021,998	$14,125	$12,159	$(822)	$25,462

Balance at December 31, 2006	4,028,718	$14,172	$13,594	$(770)	$26,996
Net income	—	—	1,330	—	1,330
Foreign currency translation adjustments	—	—	—	47	47
Comprehensive income					1,377
Exercise of common stock options including income tax benefit	19,425	133	—	—	133
Balance at July 1, 2007 .	4,048,143	$14,305	$14,924	$(723)	$28,506

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	26 Weeks Ended
	July 1, 2007	July 2, 2006
OPERATING ACTIVITIES:
Net income	$ 1,330	$ 1,233
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	1,329	1,141
Stock based compensation	—	20
Deferred tax provision	8	94
(Gain)/loss on buildings and equipment	(3)	22
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	164	121
Inventories	(2,458)	(1,538)
Other current assets	(1,164)	(482)
Deposits and other assets	(3)	59
Accounts payable	526	470
Accrued expenses and other liabilities	302	(550)
Other long-term liabilities	135	58
Net cash provided by operating activities	166	648

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(5,743)	(2,482)
Proceeds from sale of buildings and equipment	5,547	8
Net cash used by investing activities	(196)	(2,474)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	105	128
Tax benefit from exercise of stock options	28	46
Proceeds from short-term note payable	—	688
Proceeds from line of credit, net	—	309
Decrease in bank checks outstanding	(1,138)	(368)
Principal payments on capital lease obligations	(153)	(111)
Principal payments on long-term debt	(133)	(134)
Net cash (used)/provided by financing activities	(1,291)	558

Foreign currency translation adjustments	31	(5)

Net decrease in cash and cash equivalents	(1,290)	(1,273)

Cash and cash equivalents:
Beginning of period	7,420	5,304
End of period	$ 6,130	$ 4,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 176	$ 219
Income taxes	$ 565	$ 546
Cash received during the period for:
Income taxes	$ —	$ 45

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At July 1, 2007, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. In July 2005, the Cayman Islands Trade and Business Licensing Board granted the Company approval to operate a retail and wholesale business in the Cayman Islands through a controlled subsidiary organized in the Cayman Islands. On April 25, 2006, the Company entered into a long-term lease with the developer of Governor’s Square in Grand Cayman to lease land on which to construct and operate a store under the Cost-U-Less name. Construction on the new store began in late 2006 and is currently estimated to be complete in the fourth fiscal quarter of 2007.   In addition, on May 15, 2007, the Company announced that it had signed a long-term lease agreement to open a new warehouse club-style store on the island of Aruba. The Company expects to open that store in 2008.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 26 week periods ended July 1, 2007, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K filed with the SEC on March 28, 2007.

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Numerator:
Net income	$683	$475	$1,330	$1,233
Denominator:
Denominator for basic earnings per share—weighted average shares	4,038,363	4,021,173	4,033,824	4,009,506
Effect of dilutive common equivalent shares:
Stock options	242,432	222,865	237,454	223,301
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	4,280,795	4,244,038	4,271,278	4,232,807

Basic earnings per common share	$0.17	$0.12	$0.33	$0.31
Diluted earnings per common share	$0.16	$0.11	$0.31	$0.29

The diluted share calculation for the 13 and 26 week periods ended July 2, 2006, exclude 8,000 stock options outstanding. These options are excluded due to their anti-dilutive effect.

3.	Line of Credit

On March 14, 2007, the Company replaced its $6.0 million asset based line of credit with Wells Fargo Business Credit with a working capital line of credit with Wells Fargo Bank. The new line of credit, which has a two-year term, consists of a $6.0 million credit line with a sublimit for letters of credit and bankers' acceptances in the amount up to $1.0 million. Borrowings under the new line of credit bear interest at either Prime minus 0.25% or LIBOR plus 1.75%. A fee of 0.30% will be charged on the unused portion of the line of credit. The new line of credit contains various covenants, including a requirement that the Company maintain a minimum net profit, a minimum tangible net worth, and that the outstanding balances under the line of credit shall not exceed 30% of net inventory, excluding inventory in St. Maarten and the Cayman Islands. At July 1, 2007, there were no borrowings outstanding on the line of credit and no letters of credit outstanding.

The line of credit contains various covenants, all of which the Company believes it was in compliance with as of July 1, 2007.

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

The Company maintains a stock incentive compensation plan that provides for the granting of various stock awards, including stock options and restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are generally granted at prices equal to the fair value on the date of grant. There were 357 shares available for future grant under the plan at July 1, 2007.

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

The following table summarizes the stock option transactions during the 26 weeks ended July 1, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2006	577,302	$3.35	—	—
Granted at fair value	—	—	—	—
Forfeited	—	—	—	—
Exercised	(19,425)	5.42	—	—
Outstanding at July 1, 2007	557,877	3.28	4.76	$4,306,810

Exercisable at July 1, 2007	557,877	3.28	4.76	$4,306,810

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company did not recognize any compensation cost related to stock options during the 13 and 26 week periods ended July 1, 2007, as all outstanding options were fully vested as of December 31, 2006, and the Company did not grant any options during the 13 and 26 week periods ended July 1, 2007.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first 26 weeks of fiscal 2007 and fiscal 2006 were as follows (in thousands):
	26 Weeks Ended
	July 1, 2007	July 2, 2006

Proceeds from stock options exercised	$105	$128
Tax benefit related to stock options exercised	28	46
Intrinsic value of stock options exercised	82	134

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

6.	Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no significant adjustment to the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $0.1 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2007, the Company had approximately $30,000 of accrued interest related to uncertain tax positions.

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

Our stores are patterned after the warehouse club concept, although our stores

▪	are smaller (averaging approximately 32,500 square feet vs. large format warehouse clubs of approximately 140,000 square feet),
▪	generally target niche markets, mainly U.S. Territories, U.S. island states and foreign island countries, where demographics do not support large format warehouse clubs,
▪	carry a wide assortment of local and ethnic food items, and
▪	do not charge a membership fee.

On August 10, 2006, we completed the remodel and expansion of our store in St. Thomas. In addition to increasing the size of our store by approximately 6,400 square feet (an increase of approximately 18%), we also upgraded and replaced much of the store’s equipment, and added a new produce format and a rotisserie department.

In late 2006 we began construction on a new store in the Cayman Islands. This store is currently projected to be open in the fourth fiscal quarter of 2007.

On May 15, 2007, we announced that we have signed a long-term lease agreement to open a new warehouse club-style store on the island of Aruba. We expect to open that store in 2008.

Results of Operations

Comparison of the 13 and 26 Weeks Ended July 1, 2007, to the 13and 26 Weeks Ended July 2, 2006:

Net Sales: Net sales increased to $55.3 million for the 13 weeks ended July 1, 2007, 3.3% greater than net sales of $53.6 million for the same period in the prior year. Net sales increased to $111.0 million for the 26 weeks ended July 1, 2007, 2.5% greater than net sales of $108.3 million for the same period in the prior year. Similarly, comparable-store sales increases (stores open for a full 13 months), increased 3.3% and 2.7%, respectively, for the 13 and 26 weeks ended July 1, 2007, as compared to the same periods in the prior year. The comparable-store sales increase was primarily due to increased sales in our U.S. Virgin Island stores, which more than offset the decrease in sales in our store in Kauai, Hawaii. The decline in sales for our Kauai store was a result of increased competition and reduced market share, which has occurred as a consequence of Costco opening a new store in Kauai in October 2006.

Gross Profit: Gross profit dollars increased to $10.7 million for the 13 weeks ended July 1, 2007, from $10.1 million in the same period of the prior year. Gross profit as a percentage of sales was 19.4% for the 13 weeks ended July 1, 2007, compared to 18.8% in the same period of the prior year. Gross profit dollars increased to $21.4 million for the 26 weeks ended July 1, 2007, from $20.3 million in the same period of the prior year. Gross profit as a percentage of sales was 19.2% for the 26 weeks ended July 1, 2007, compared to 18.7% in the same period of the prior year. The improvements in gross profit dollars and percent of sales for both the 13 and 26 weeks ended July 1, 2007, over the same periods in the prior year, were due to enhanced sourcing and pricing strategies, as well as due to a change in our mix of goods sold towards products with higher margins.

Store expenses: Store expenses increased to $7.7 million and $15.3 million for the 13 and 26 weeks ended July 1, 2007, respectively, as compared to $7.3 million and $14.5 million for the same periods in the prior year. As a percentage of sales, store expenses were 14.0% and 13.8% of sales for the 13 and 26 weeks ended July 1, 2007, respectively, as compared to 13.7% and 13.4% for the same periods in the prior year.

For the 13 weeks ended July 1, 2007, approximately 42% of the dollar increase in store expenses was attributable to higher rent as we sold our building in St. Croix on March 26, 2007, and simultaneously leased it back. Another 28% of the dollar increase was due to higher payroll and related costs, which were approximately 4% higher than in the same period of the prior year. Payroll and related costs, although higher due to increased sales volume, remained consistent as a percent of store sales at 5.2% of store sales for the 13 weeks ended July 1, 2007, as compared to 5.1% of store sales for the same period in the prior year. In addition, 20% of the dollar increase was due to increased depreciation expense, primarily due to the remodel and expansion of our store in St. Thomas and new electronic point of sale equipment added to all of our stores during fiscal 2006. Another 10% of the increase was due to energy (utility) expenses, which were 4% higher than in the same period of the prior year.

For the 26 weeks ended July 1, 2007, approximately 29% of the dollar increase in store expenses was due to increased depreciation expense, primarily due to the remodel and expansion of our store in St. Thomas and new electronic point of sale equipment added to all of our stores during fiscal 2006. Another 25% of the dollar increase was attributable to higher rent primarily related to leasing the building in St. Croix. In addition, 23% of the increase was due to energy (utility) expenses, which were 7% higher than in the same period of the prior year. And, another 23% of the dollar increase was due to higher payroll and related costs, which were approximately 3% higher than in the same period of the prior year. Payroll and related costs, although higher due to increased sales volume, remained consistent as a percent of store sales at 5.2% of store sales for both the 26 weeks ended July 1, 2007, and the 26 weeks ended July 2, 2006.

General and administrative expenses: General and administrative expenses increased to $1.8 million and $3.8 million for the 13 and 26 weeks ended July 1, 2007, respectively, as compared to $1.7 million and $3.3 million for the same periods in the prior year. As a percentage of sales, general and administrative expenses were 3.3% and 3.4% of sales for the 13 and 26 weeks ended July 1, 2007, respectively, as compared to 3.1% for both periods in the prior year. The increases in both the 13 and 26 weeks ended July 1, 2007, were primarily due to an increase in professional service expenses, an increase in compensation and related expenses, costs associated with the implementation of new tax strategies, and work performed pursuant to the adoption of FIN 48.

Store opening expenses: Store opening expenses increased slightly to $0.2 million and $0.3 million for the 13 and 26 weeks ended July 1, 2007, respectively, as compared to $0.1 million and $0.2 million for the same periods in the prior year. Store opening expenses in 2007 included costs associated with our initial work on our store in the Cayman Islands, including rent expense associated with our land lease for that location. Store opening expenses in 2006 related to the remodel and expansion of our store in St. Thomas. We expect store opening expenses in fiscal 2007 to be higher than those incurred in fiscal 2006 as we continue to develop our new store in the Cayman Islands in anticipation of a completion date in the fourth fiscal quarter of 2007.

Interest expense, net: During the 13 weeks ended July 1, 2007, we had net interest income of $41,000 compared to net interest expense of $0.1 million in the same period in the prior year, as our interest income exceeded our interest expense due to investment earnings on the proceeds we received from the sale of our building in St. Croix and the capitalization of interest related to the construction of our store in the Cayman Islands. Interest expense, net, decreased to $5,000 for the 26 weeks ended July 1, 2007, as compared to $0.2 million for the same period in the prior year. The decrease in interest expense was primarily attributable to lower borrowings, the capitalization of $0.1 million of interest related to the construction of our store in the Cayman Islands and higher interest income in the 26 weeks ended July 1, 2007, as compared to the same period in the prior year.

Other expense: Other expense represents gains and losses on foreign currency transactions and translation of intercompany balances for transactions that exceeded our permanent investments in certain countries.

Income tax provision: Our income tax provision for the 13 weeks ended July 1, 2007, was $0.4 million, or 35% of pre-tax income, as compared to $0.3 million, or 41% of pre-tax income, for the same period of the prior year. Our income tax provision for the 26 weeks ended July 1, 2007, was $0.7 million, or 35% of pre-tax income, as compared to $0.8 million, or 38% of pre-tax income, for the same period of the prior year. The decrease in our effective tax rate for fiscal 2007 was primarily due to the implementation of new tax strategies designed to offset expenses incurred in the Cayman Islands which are not tax deductible as there are no corporate taxes in the Cayman Islands.

Net income: Net income was $0.7 million, or $0.16 per fully diluted share, for the 13 weeks ended July 1, 2007, as compared to $0.5 million, or $0.11 per fully diluted share, in the same period of the prior year. Net income was $1.3 million, or $0.31 per fully diluted share, for the 26 weeks ended July 1, 2007, as compared to $1.2 million, or $0.29 per fully diluted share, in the same period of the prior year.

Liquidity and Capital Resources

We currently finance our operations with proceeds from various credit facilities and internally generated funds. In fiscal 2005, we utilized existing working capital to finance the $5.6 million used to purchase the land and construct our new St. Croix store. On March 26, 2007, we closed the sale and simultaneous leaseback of our St. Croix store. The purchase price was $6.2 million and the term of the lease is 15 years, with two five-year options to extend the term of the lease.

We began construction on a new store in the Cayman Islands in late 2006, and estimate we will complete it in the fourth fiscal quarter of 2007. We anticipate spending approximately $10.0 million to $12.0 million on the building during fiscal 2007. The expected costs associated with this new building exceeded those we have experienced building stores in other markets, most recently St. Croix, due in large part to the increased cost for materials, mainly steel; design and engineering costs; the addition of energy-efficient components; slab and foundation costs due to the soil types on the island of Grand Cayman; imported labor; higher supervision costs; import duties; and higher freight costs. In addition to the store construction costs, we intend to spend approximately $2.5 million to $3.5 million for equipment for this new store during fiscal 2007. During the third or fourth fiscal quarter we expect to finalize a loan with a Caymanian bank to finance the building and equipment related to this project.

We currently have no plans to open additional stores in new markets during fiscal 2007. However, we plan to open a store in Aruba in 2008. The Aruba store is currently being constructed by our future landlord. Once we receive a Certificate of Completion and a Certificate of Occupancy with regard to this store, we will begin leasing the premises for a period of ten years. In addition, to opening the stores in the Cayman Islands and Aruba, we are continuing to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

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

During the 26 weeks ended July 1, 2007, we generated $0.2 million of net cash from operations, as compared to $0.6 million generated during the same period in the prior year. The decrease in net cash provided from operations was primarily due to a three percent increase in inventory, as compared to the same period in the prior year, which was primarily due to increased sales volume in our U.S. Virgin Island stores, as well as an increase in prepaid expenses as we did not finance our insurance premiums in 2007 as we have done in prior years.

Net cash used by investing activities was $0.2 million for the 26 weeks ended July 1, 2007, compared to $2.5 million used in the same period in the prior year. During the 26 weeks ended July 1, 2007, we had capital expenditures of $5.7 million offset with $5.5 million of net proceeds received on the sale and simultaneous leaseback of our St. Croix store. Of the $5.7 million used for capital expenditures, we spent approximately $4.7 million on the construction of our store in the Cayman Islands, $0.5 million on the remodel of our St. Maarten store in order to add retail enhancements such as fresh produce by the pound, and $0.3 million on a generator for our store in St. Thomas. The cash used in investing activities during the 26 weeks ended July 2, 2006, was primarily due to costs associated with renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%) and the replacement of our point of sale system with a new and improved version.

We utilized $1.3 million of cash from financing activities during the 26 weeks ended July 1, 2007, as compared to generating $0.6 million in the same period in the prior year. The $1.9 million decrease was primarily due to a decrease in bank checks outstanding during the 26 weeks ended July 1, 2007, and the receipt of $0.7 million of funds from a short term note payable during the 26 weeks ended July 2, 2006.

In March 2007, we replaced our asset based line of credit with a working capital line of credit with Wells Fargo Bank. The new line of credit, which has a two-year term, consists of a $6.0 million credit line with a sublimit for letters of credit and bankers’ acceptances in the amount up to $1.0 million. Borrowings under the new line of credit, at our option, bear interest at either Prime minus 0.25% or LIBOR plus 1.75%. A fee of 0.30% will be charged on the unused portion of the line of credit. At July 1, 2007, there were no borrowings outstanding on the line of credit and no letters of credit outstanding. The new line of credit contains various covenants, including a requirement that we maintain a minimum net profit, a minimum tangible net worth, and that the outstanding balances under the line of credit shall not exceed 30% of net inventory, excluding inventory in St. Maarten and the Cayman Islands. We believe that we are currently in compliance with all such covenants.

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

Contractual Obligations

As of July 1, 2007, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt (1)	$1,878	$267	$534	$534	$543
Operating Leases (2) (3)	40,613	5,493	8,819	5,632	20,669
Capital Lease	2,100	434	868	659	139
Total	$44,591	$6,194	$10,221	$6,825	$21,351

(1)	Does not include future commitments related to loans for the building and equipment in our Cayman Island store as those debt agreements have yet to be finalized.
(2)
Includes the building and land lease for the St. Croix store entered into on March 26, 2007. The lease is for a term of 15 years and provides for rental payments of $42,666.67 per month, with an increase of ten percent at the end of each five-year period.

(3)	Our lease for our Hilo, Hawaii store expires on August 31, 2007. We are presently in negotiations to extend the current lease.

On May 15, 2007, we announced that we had signed a long-term lease agreement to open a new warehouse club-style store on the island of Aruba. The term of this lease is ten years and commences thirty calendar days from the date on which we receive a Certificate of Completion and a Certificate of Occupancy from the appropriate Aruba governmental authority to occupy the premises of our new store. The rent related to this lease is not included in the Contractual Obligation table, as we are not obligated to pay rent until the store is ready for occupancy. We expect to open that store in 2008.

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

We did not have any derivative financial instruments as of July 1, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of July 1, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base. We opened our first store in 1989 and opened a total of 21 stores through July 2007, of which we presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. For example, in October 2006, Costco opened a new store in Kauai, Hawaii, which has caused our sales, gross margin and operating results for our Kauai store to be significantly lower in fiscal 2007 than in prior years due to the increased competition and reduced market share. Although we have taken several actions to try to preserve our market position in Kauai, if the store continues to be unprofitable it will have a significant negative effect on our overall operating results and financial condition.

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

In October 2006, Costco opened a new store in Kauai, Hawaii, which has caused our sales, gross margin and operating results for our Kauai store to be significantly lower in fiscal 2007 than in prior years due to the increased competition and reduced market share. Prior to, and subsequent to, Costco’s opening, we have taken a number of steps in an effort to minimize the competitive impact on our position in the Kauai market, but we are unable to assure you that these efforts will succeed. If we are not successful in recapturing our market position in Kauai, the profitability and longevity of this store will be in jeopardy.

Our ability to expand into and operate profitably in new markets may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. These factors could result in reduced sales and margins or loss of market share, any of which could negatively affect our results of operations.

If energy costs and fuel surcharges continue to rise, the profitability of our stores may decline and our business and financial condition could suffer. We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers through higher prices. For example, during fiscal 2006, our store energy (utility) expenses were approximately 17% higher than in fiscal 2005. Energy costs have continued to increase during fiscal 2007, to a level approximately 7.3% higher during the first 26 weeks of fiscal 2007 over that of the same period of fiscal 2006. If these costs continue to rise, we may not be able to continue the practice of passing on these additional costs to our customers. If we are unable to effectively pass these costs on to our customers in the future, it could have a significant adverse effect on our business, results of operations and financial condition. In addition, our customers may face higher energy costs in their households, which may result in less money available to spend in our stores.

One or more of our stores may be damaged or destroyed by volatile weather or natural disasters, which would severely harm our business and financial results. Our stores are primarily located on islands subject to volatile weather and natural disasters, such as tsunamis, hurricanes, floods, typhoons and earthquakes. If the islands on which any of our stores is located were to experience any of these or other severe weather or natural disasters, one or more of our stores could be damaged significantly or destroyed. For example, in December 2002, our two stores on the island of Guam suffered damage from Supertyphoon Pongsona, resulting in the immediate closure of both stores. Our Tamuning store lost its generator in the storm and our Dededo store had to be closed for reconstruction. Additionally, we have four stores in the Caribbean, which has, in the past few years, experienced increased activity from hurricanes and tropical storms, a risk that some scientists believe could further increase as a result of global climate change. The damage or destruction of one or more of our stores would materially harm our business, operating results and financial condition. We could also experience business interruptions, delays in shipping, delays in construction or loss of life as a result of severe weather conditions, any of which could materially affect our business.

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

If we fail to effectively manage the logistical and local operating challenges we face because our business primarily consists of island and international operations, our business and results of operations would suffer. Our net sales from island operations represented approximately 96.6% of our total net sales for fiscal 2006 and this percentage will likely increase as we continue to develop and open stores in new island markets. We expect that our island and international operations together will continue to account for nearly all of our total net sales. The distance, as well as the time-zone differences, involved with island locations impose significant challenges to our ability to manage our operations. Logistical challenges are presented by operating individual store units in remote locations, whether in terms of information flow or transportation of goods. In addition, island operations involve uncertainties arising from items such as:

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

If shareholders cause distractions of governance or pursue a proxy challenge, our business could suffer. In the past, shareholders have threatened to submit nominees for our board of directors and it is possible that we might receive shareholder nominations for our board at future annual meetings. If we do receive nominations, and our Nominating and Governance Committee determines that inclusion of those nominees as part of our recommended slate is not in our best interest or the best interest of our shareholders, the Committee’s fiduciary duties would dictate that it oppose the election of those nominees. In that circumstance, we could face a proxy contest and management would be required to expend substantial time and energy, which may divert management’s attention from our operations. We would likely incur significant additional costs, including legal and financial advisory fees, that would negatively impact our operating results. We could also experience management and employee distraction and may have difficulty attracting and retaining employees as a result of the uncertainty that often accompanies this type of event. Our inability to effectively manage these distractions could have a significant adverse effect on our business, results of operations and financial condition.

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

We do not have operating experience in many of the markets in which we may consider opening new stores. If we are unable to adapt our operations to support any future expansion plans or if any new stores we open are not profitable, our business and financial condition could suffer. New markets such as the Cayman Islands, Aruba and others we may enter may present operational, competitive, regulatory and merchandising challenges that are different from those we currently encounter. We do not have operating experience in many of the markets in which we may consider opening new stores. In fact, in June 2000, we closed the two stores that we had opened in New Zealand in 1999, since they had performed below expectations, due in part to competitive and merchandising challenges that are different from our other stores. Additionally, in February 2001, we closed one of our two Fiji stores, due primarily to the impact that political turmoil and the resulting economic downturn in Fiji were having on the tourist industry. We have encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential store sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the island markets in which we may locate our stores. For example, construction costs associated with our new store in the Cayman Islands exceeded the cost of building stores in other markets due in a large part to the costs associated with obtaining building materials in the Cayman Islands as well as design and engineering costs incurred to build on the type of soil found in the Cayman Islands. In addition, permitting delays experienced in the Cayman Islands caused us to extend the completion date of our building an additional six months past our original estimated completion date. There can be no assurance that we will be able to adapt our operations to support our future expansion plans or that any new stores will be profitable. Any failure on our part to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

Due to the nature of our business model, construction costs in future markets may not necessarily reflect historical construction costs.  Despite our best efforts to estimate future construction costs, there is uncertainty as to what these costs may finally be due to unforeseen exigencies in the construction environment pertaining to a particular market. We can estimate building construction costs based on our relocated St. Croix store but, as we have found with our Cayman Islands store, the final cost may be much greater than initially estimated. Our inability to accurately estimate future construction costs may have an adverse effect on our business, financial condition and results of operation.

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

Our failure to adequately address barriers and challenges associated with expansion outside of the United States or its territories could cause our business to suffer. Three of our existing stores, as well as the stores we are planning to open in the Cayman Islands and Aruba, are located outside the United States and its territories. Our future expansion plans may involve entry into additional foreign countries, which may involve additional or heightened barriers and challenges that are different from those we currently encounter, including risks associated with being further removed from the political and economic systems in the United States and anti-American sentiment as a result of political or military action. We do not currently engage in currency hedging activities. The failure to adequately address the additional challenges involved with international operations could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on May 15, 2007. The following proposals were submitted to a vote:

The election of two Class I directors, one Class II director, and one Class III director, each to hold office for the term described below and until their successors are elected and qualified. The voting results were:

Candidate	Term Expires	For		Withheld
Robert C. Donegan	2010	3,604,125	99.13%	31,739	0.87%
J. Jeffrey Meder	2010	3,598,825	98.98%	37,039	1.02%
John D. Delafield	2008	3,580,482	98.48%	55,382	1.52%
Gary W. Nettles	2009	3,603,425	99.11%	32,439	0.89%

The proposed amendment to our Articles of Incorporation to remove super majority voting requirements for shareholders to (i) remove directors for cause, (ii) amend the Articles of Incorporation, and (iii) approve business combination transactions was approved with 3,608,786 shares voting for approval, 22,990 shares voting against approval, 4,086 shares abstaining and 397,281 broker non-votes.

The ratification of the appointment of Grant Thornton LLP as our independent auditors for fiscal year 2007 was approved with 3,582,402 shares voting for approval, 53,362 shares voting against approval, and 100 shares abstaining.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amendment to Articles of Incorporation of Cost-U-Less, Inc.
3.2	Amendment to Articles of Incorporation of Cost-U-Less, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: August 14, 2007	/s/ J. Jeffrey Meder
J. Jeffrey Meder
President and Chief Executive Officer

Date: August 14, 2007	/s/ Martin P. Moore
Martin P. Moore
Chief Financial Officer