Form 10-Q
period 2007-09-30
COST U LESS INC
filed 2007-11-14
CIK 851368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

The registrant had 4,050,618 common shares, par value $0.001, outstanding at November 9, 2007.

COST-U-LESS, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$57,913	$54,613	$168,884	$162,873
Merchandise costs	46,530	44,301	136,150	132,309
Gross profit	11,383	10,312	32,734	30,564

Operating expenses:
Store	7,866	7,719	23,125	22,254
General and administrative	2,555	1,528	6,331	4,871
Store openings	222	106	494	259
Total operating expenses	10,643	9,353	29,950	27,384

Operating income	740	959	2,784	3,180

Other income (expense):
Interest income (expense), net	38	(101)	33	(314)
Other	(19)	14	(13)	(1)
Income before income taxes	759	872	2,804	2,865

Income tax provision	320	350	1,035	1,110
Net income	$439	$522	$1,769	$1,755

Earnings per common share:
Basic	$0.11	$0.13	$0.44	$0.44
Diluted	$0.10	$0.12	$0.41	$0.41

Weighted average common shares outstanding, basic	4,049,204	4,022,798	4,038,951	4,013,937
Weighted average common shares outstanding, diluted	4,306,708	4,255,781	4,283,614	4,240,312

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$6,102	$7,420
Accounts receivable, net	1,124	1,133
Inventories	26,079	22,829
Other current assets	1,829	1,049
Total current assets	35,134	32,431

Buildings and equipment, net	24,273	20,881
Deposits and other assets	724	723

Total assets	$60,131	$54,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,718	$15,831
Accrued expenses and other liabilities	7,181	5,706
Current portion of long-term debt	267	267
Current portion of capital lease	327	311
Total current liabilities	26,493	22,115

Other long-term liabilities	1,757	1,576
Long-term debt, less current portion	1,544	1,744
Capital lease, less current portion	1,356	1,604
Total liabilities	31,150	27,039

Commitments and contingencies	—	—

Shareholders’ equity	28,981	26,996

Total liabilities and shareholders’ equity	$60,131	$54,035

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)
(Unaudited)

	Common Stock— Shares	Common Stock— Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2006	3,990,171	$13,931	$10,926	$(814)	$24,043
Net income	—	—	1,755	—	1,755
Foreign currency translation adjustments	—	—	—	9	9
Comprehensive income					1,764
Stock based compensation	—	20	—	—	20
Exercise of common stock options including income tax benefit	33,359	184	—	—	184
Balance at October 1, 2006	4,023,530	$14,135	$12,681	$(805)	$26,011

Balance at December 31, 2006	4,028,718	$14,172	$13,594	$(770)	$26,996
Net income	—	—	1,769	—	1,769
Foreign currency translation adjustments	—	—	—	68	68
Comprehensive income					1,837
Exercise of common stock options including income tax benefit	21,900	148	—	—	148
Balance at September 30, 2007	4,050,618	$14,320	$15,363	$(702)	$28,981

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	39 Weeks Ended
	September 30, 2007	October 1, 2006
OPERATING ACTIVITIES:
Net income	$1,769	$1,755
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	1,973	1,751
Stock based compensation	—	20
Deferred tax provision	(22)	192
(Gain)/loss on buildings and equipment	(4)	60
Cash provided by/(used in) changes in operating assets and liabilities:
Accounts receivable	83	289
Inventories	(3,250)	(2,436)
Other current assets	(762)	(539)
Deposits and other assets	9	54
Accounts payable	4,199	2,964
Accrued expenses and other liabilities	1,152	(390)
Other long-term liabilities	185	107
Net cash provided by operating activities	5,332	3,827

INVESTING ACTIVITY:
Cash used to purchase property and equipment	(10,655)	(4,224)
Proceeds from sale of buildings and equipment	5,551	8
Net cash used by investing activities	(5,104)	(4,216)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	120	137
Tax benefit from exercise of stock options	28	47
Proceeds from short-term note payable	—	608
Proceeds from line of credit, net	—	374
Decrease in bank checks outstanding	(1,312)	(752)
Principal payments on capital lease obligations	(232)	(173)
Principal payments on long-term debt	(200)	(200)
Net cash (used)/provided by financing activities	(1,596)	41

Foreign currency translation adjustments	50	5

Net decrease in cash and cash equivalents	(1,318)	(343)

Cash and cash equivalents:
Beginning of period	7,420	5,304
End of period	$6,102	$4,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$253	$340
Income taxes	$763	$601
Cash received during the period for:
Interest	$118	$8
Income taxes	$—	$45

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Cost-U-Less, Inc. (the “Company”) operates mid-sized warehouse club-style stores in the United States Territories (“U.S. Territories”), foreign island countries in the Pacific and the Caribbean, the Hawaiian Islands and Sonora, California. At September 30, 2007, the Company operated eleven retail stores as follows: two stores in each of Hawaii and Guam, and one store in each of St. Thomas, St. Croix, American Samoa, Fiji, Curacao, St. Maarten and Sonora, California. In addition, the Company is currently in the process of completing construction on a new store in Governor’s Square in Grand Cayman. Construction on the new store began in late 2006 and the Company expects to open the store in December 2007. Additionally, on May 15, 2007, the Company announced that it had signed a long-term lease agreement to open a new warehouse club-style store on the island of Aruba. The Company expects to open that store in 2009.

On August 27, 2007, the Company jointly announced with The North West Company Fund that they had entered into a definitive agreement under which The North West Company will acquire the Cost-U-Less, Inc. Under the terms of the agreement, The North West Company will acquire all of the outstanding shares of common stock of Cost-U-Less, Inc. for an aggregate price of approximately $52.2 million, or $11.75 per share in cash. The Company filed a definitive proxy statement on October 30, 2007 and has called a special meeting of shareholders on December 5, 2007 to vote on the merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the financial information includes all adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. Operating results for the 13 and 39 week periods ended September 30, 2007, are not necessarily indicative of results that may be expected for the entire year. All quarterly periods reported consist of 13 weeks. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2007.

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

New Accounting Pronouncement

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

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands):

	13 Weeks Ended		39 Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Numerator:
Net income	$439	$522	$1,769	$1,755
Denominator:
Denominator for basic earnings per share—weighted average shares	4,049,204	4,022,798	4,038,951	4,013,937
Effect of dilutive common equivalent shares:
Stock options	257,504	232,983	244,663	226,375
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion of stock options	4,306,708	4,255,781	4,283,614	4,240,312
Basic earnings per common share	$0.11	$0.13	$0.44	$0.44
Diluted earnings per common share	$0.10	$0.12	$0.41	$0.41

3.	Line of Credit

On March 14, 2007, the Company replaced its $6.0 million asset based line of credit from Wells Fargo Business Credit with a working capital line of credit from Wells Fargo Bank. The new line of credit, which has a two-year term, consists of a $6.0 million credit line with a sublimit for letters of credit and bankers’ acceptances in the amount up to $1.0 million. Borrowings under the new line of credit bear interest at either Prime minus 0.25% or LIBOR plus 1.75%. A fee of 0.30% will be charged on the unused portion of the line of credit. The new line of credit contains various covenants, including a requirement that the Company maintain a minimum net profit, a minimum tangible net worth, and that the outstanding balances under the line of credit shall not exceed 30% of net inventory, excluding inventory in St. Maarten and the Cayman Islands. At September 30, 2007, there were no borrowings outstanding on the line of credit and no letters of credit outstanding.

The line of credit contains various covenants, all of which the Company believes it was in compliance with as of September 30, 2007.

4.	Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings or claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these potential claims cannot be predicted with certainty, the Company does not believe that any pending legal matters will have a material adverse effect on it. However, any adverse outcome to future lawsuits against the Company may result in a material adverse effect on its financial condition.

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

5.	Stock Based Compensation

The Company maintains a stock incentive compensation plan that provides for the granting of various stock awards, including stock options and restricted stock, with a maximum of 1,000,000 shares of common stock available for issuance. Options issued under the plan vest at various terms ranging from immediately to five years and generally expire ten years from the date of grant. The options are generally granted at prices equal to the fair value on the date of grant. There were 357 shares available for future grant under the plan at September 30, 2007.

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

The following table summarizes the stock option transactions during the 39 weeks ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2006	577,302	$3.35	—	—
Granted at fair value	—	—	—	—
Forfeited	—	—	—	—
Exercised	(21,900)	5.50	—	—
Outstanding at September 30, 2007	555,402	3.26	4.54	$4,609,837

Exercisable at September 30, 2007	555,402	3.26	4.54	$4,609,837

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company did not recognize any compensation cost related to stock options during the 13 and 39 week periods ended September 30, 2007, as all outstanding options were fully vested as of December 31, 2006, and the Company did not grant any options during the 13 and 39 week periods ended September 30, 2007.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first 39 weeks of fiscal 2007 and fiscal 2006 were as follows (in thousands):

	39 Weeks Ended
	September 30, 2007	October 1, 2006
Proceeds from stock options exercised	$120	$137
Tax benefit related to stock options exercised	28	47
Intrinsic value of stock options exercised	6	139

COST-U-LESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

6.	Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no significant adjustment to the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $0.1 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had approximately $30,000 of accrued interest related to uncertain tax positions.

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

On August 27, 2007, we entered into an Agreement and Plan of Merger with NWC (US) Holdings, Inc., a Delaware corporation, and Cougar Acquisition Corporation, a Washington corporation and wholly-owned subsidiary of NWC (US) Holdings, pursuant to which NWC (US) Holdings will acquire all of the outstanding shares of our common stock in an all cash transaction for a purchase price of $11.75 per share, or an aggregate purchase price of approximately $52.2 million. Under terms of the merger agreement, Cougar Acquisition Corporation will merge with and into Cost-U-Less, with Cost-U-Less surviving as a wholly-owned subsidiary of NWC (US) Holdings. NWC (US) Holdings is a wholly-owned subsidiary of The North West Company Inc., which is in turn a wholly-owned subsidiary of the North West Company Fund, an unincorporated, open-ended mutual fund trust established under the laws of Manitoba. The units of the North West Company Fund trade on the Toronto Stock Exchange under the symbol “NWF.UN.”

The merger agreement has been unanimously approved by our board of directors. The merger is subject to customary conditions, including the approval of our shareholders. The merger agreement contains certain covenants regarding our operation prior to closing as well as the cooperation of both parties in meeting the conditions to closing. The merger agreement also contains termination rights in favor of both Cost-U-Less and NWC (US) Holdings upon the occurrence of certain events, including the right of either party to terminate the merger agreement after January 31, 2008, and under certain circumstances after December 31, 2007, if the merger has not been completed by such date and the failure to complete the merger is not caused by a breach of the merger agreement by the terminating party.

On October 30, 2007, we filed a proxy statement with the SEC announcing that our board of directors has called a special meeting of shareholders, scheduled to be held on December 5, 2007, to enable our shareholders to vote to approve the merger and adopt the merger agreement. The proxy statement has been sent to all our shareholders and contains important information about the proposed merger and related matters. We strongly encourage our shareholders to read this proxy statement.

On August 10, 2006, we completed the remodel and expansion of our store in St. Thomas. In addition to increasing the size of our store by approximately 6,400 square feet (an increase of approximately 18%), we also upgraded and replaced much of the store’s equipment, and added a new produce format and a rotisserie department.

In late 2006 we began construction on a new store in the Cayman Islands. This store is currently projected to open in December 2007. The store is approximately 41,000 square feet and is modeled after our store in St. Croix, USVI.

In addition, on May 15, 2007, we announced that we have signed a long-term lease agreement to open a new warehouse club-style store on the island of Aruba. We expect to open that store in 2009.

Results of Operations

Comparison of the 13 and 39 Weeks Ended September 30, 2007, to the 13and 39 Weeks Ended October 1, 2006:

Net Sales:    Net sales increased to $57.9 million for the 13 weeks ended September 30, 2007, 6.0% greater than net sales of $54.6 million for the same period in the prior year. Net sales increased to $168.9 million for the 39 weeks ended September 30, 2007, 3.7% greater than net sales of $162.9 million for the same period in the prior year. Similarly, comparable-store sales (stores open for a full 13 months) increased 5.7% and 3.7%, respectively, for the 13 and 39 weeks ended September 30, 2007, as compared to the same periods in the prior year. The comparable-store sales increase was primarily due to increased sales in our U.S. Virgin Island stores, which more than offset the decrease in sales in our store in Kauai, Hawaii. The decline in sales for our Kauai store was a result of increased competition and reduced market share, which has occurred as a consequence of Costco opening a new store in Kauai in October 2006.

Gross Profit:    Gross profit dollars increased to $11.4 million for the 13 weeks ended September 30, 2007, from $10.3 million in the same period of the prior year. Gross profit as a percentage of sales was 19.7% for the 13 weeks ended September 30, 2007, compared to 18.9% in the same period of the prior year. Gross profit dollars increased to $32.7 million for the 39 weeks ended September 30, 2007, from $30.6 million in the same period of the prior year. Gross profit as a percentage of sales was 19.4% for the 39 weeks ended September 30, 2007, compared to 18.8% in the same period of the prior year. The improvements in gross profit dollars and percent of sales for both the 13 and 39 weeks ended September 30, 2007, over the same periods in the prior year, were due to enhanced sourcing and pricing strategies, as well as a change in our mix of goods sold towards products with higher margins.

Store expenses:    Store expenses increased to $7.9 million and $23.1 million for the 13 and 39 weeks ended September 30, 2007, respectively, as compared to $7.7 million and $22.3 million for the same periods in the prior year. As a percentage of sales, store expenses were 13.6% and 13.7% of sales for the 13 and 39 weeks ended September 30, 2007, respectively, as compared to 14.1% and 13.7% for the same periods in the prior year.

For the 13 weeks ended September 30, 2007, the increase in store expense dollars was entirely attributable to higher rent as we sold our building in St. Croix on March 26, 2007, and simultaneously leased it back. This increase was partially offset by a 2.4% decrease in energy (utility) expenses as compared to the same period in the prior year.

For the 39 weeks ended September 30, 2007, approximately 44% of the dollar increase in store expenses was due to higher rent, primarily related to rent on our building in St. Croix. Another 28% of the increase was due to higher depreciation expense, primarily due to the remodel and expansion of our store in St. Thomas and new electronic point of sale equipment added to all of our stores during fiscal 2006. In addition, 23% of the dollar increase was due to higher payroll and related costs, which were approximately 2% higher than in the same period of the prior year. Payroll and related costs remained consistent as a percent of store sales at approximately 5.2% of store sales for both of the 39 week periods ended September 30, 2007 and October 1, 2006.

General and administrative expenses:    General and administrative expenses increased to $2.6 million and $6.3 million for the 13 and 39 weeks ended September 30, 2007, respectively, as compared to $1.5 million and $4.9 million for the same periods in the prior year. The increases in both the 13 and 39 weeks ended September 30, 2007, were primarily due to costs associated with our pending merger with The North West Company.

Store opening expenses:    Store opening expenses increased to $0.2 million and $0.5 million for the 13 and 39 weeks ended September 30, 2007, respectively, as compared to $0.1 million and $0.3 million for the same periods in the prior year. Store opening expenses in both 2007 and 2006 include costs associated with our store in the Cayman Islands, including rent expense associated with our land lease for that location. Store opening expenses in 2006 also include costs related to the remodel and expansion of our store in St. Thomas. We expect store opening expenses in fiscal 2007 to be higher than those incurred in fiscal 2006 as we continue to develop our new store in the Cayman Islands prior to its expected opening in December 2007.

Interest expense, net:    During the 13 and 39 weeks ended September 30, 2007, we had net interest income of $38,000 and $33,000, respectively, compared to net interest expense of $0.1 million and $0.3 million in the same periods in the prior year, as our interest income exceeded our interest expense due to investment earnings on the proceeds we received from the sale of our building in St. Croix and the capitalization of interest related to the construction of our store in the Cayman Islands.

Other expense:    Other expense represents gains and losses on foreign currency transactions and translation of intercompany balances for transactions that exceeded our permanent investments in certain countries.

Income tax provision:    Our income tax provision for the 13 weeks ended September 30, 2007, was $0.3 million, or 42% of pre-tax income, as compared to $0.4 million, or 40% of pre-tax income, for the same period of the prior year. Our income tax provision for the 39 weeks ended September 30, 2007, was $1.0 million, or 37% of pre-tax income, as compared to $1.1 million, or 39% of pre-tax income, for the same period of the prior year. The increase in our effective tax rate for the 13 weeks ended September 30, 2007 is a result of the non-deductibility of expenses incurred as a result of our expected merger with The North West Company. The decrease in our effective tax rate for fiscal 2007 was primarily due to the implementation of new tax strategies designed to offset expenses incurred in the Cayman Islands which are not tax deductible as there are no corporate taxes in the Cayman Islands.

Net income:    Net income was $0.4 million, or $0.10 per fully diluted share, for the 13 weeks ended September 30, 2007, as compared to $0.5 million, or $0.12 per fully diluted share, in the same period of the prior year. Net income was $1.8 million, or $0.41 per fully diluted share, for the 39 weeks ended September 30, 2007, as compared to $1.8 million, or $0.41 per fully diluted share, in the same period of the prior year.

Liquidity and Capital Resources

We began construction on a new store in the Cayman Islands in late 2006, and plan to open the store in December 2007. We anticipate spending approximately $12.0 million on the building during fiscal 2007. The expected costs associated with this new building exceed those we have experienced building stores in other markets, most recently St. Croix, due in large part to the increased cost for materials, mainly steel; design and engineering costs; the addition of energy-efficient components; slab and foundation costs due to the soil types on the island of Grand Cayman; imported labor; higher supervision costs; import duties; and higher freight costs. In addition to the store construction costs, we intend to spend approximately $3.0 million for equipment for this new store during fiscal 2007.

We currently have no plans to open additional stores in new markets during fiscal 2007 and fiscal 2008. However, we plan to open a store in Aruba in 2009. The Aruba store is expected to be constructed by our landlord. Once we receive a Certificate of Completion and a Certificate of Occupancy with regard to this store, we will begin making lease payments for a period of ten years. In addition, to opening the stores in the Cayman Islands and Aruba, we are continuing to explore expansion opportunities in selected markets and additional relocation opportunities for stores in existing markets.

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

During the 39 weeks ended September 30, 2007, we generated $5.3 million of net cash from operations, as compared to $3.8 million generated during the same period in the prior year. The increase in net cash provided from operations was primarily due to an increase in accounts payable and accrued expenses, as compared to the same period in the prior year.

Net cash used by investing activities was $5.1 million for the 39 weeks ended September 30, 2007, compared to $4.2 million used in the same period in the prior year. During the 39 weeks ended September 30, 2007, we had capital expenditures of $10.7 million offset with $5.6 million of net proceeds received on the sale and simultaneous leaseback of our St. Croix store. Of the $10.7 million used for capital expenditures, we spent approximately $9.3 million on the construction of our store and the purchase of equipment in the Cayman Islands, $0.5 million on the remodel of our St. Maarten store in order to add retail enhancements such as fresh produce by the pound, and $0.3 million on a generator for our store in St. Thomas. The cash used in investing activities during the 39 weeks ended October 1, 2006, was primarily due to costs associated with renovating and expanding the size of our store in St. Thomas by approximately 6,400 square feet (an increase of approximately 18%) and the replacement of our point of sale system with a new and improved version.

We utilized $1.6 million of cash from financing activities during the 39 weeks ended September 30, 2007, as compared to generating $41,000 in the same period in the prior year. The $1.6 million decrease was primarily due to a decrease in bank checks outstanding during the 39 weeks ended September 30, 2007, and the receipt of $0.6 million of funds from a short term note payable during the 39 weeks ended October 1, 2006.

In March 2007, we replaced our asset based line of credit with a working capital line of credit with Wells Fargo Bank. The new line of credit, which has a two-year term, consists of a $6.0 million credit line with a sublimit for letters of credit and bankers’ acceptances in the amount up to $1.0 million. Borrowings under the new line of credit, at our option, bear interest at either Prime minus 0.25% or LIBOR plus 1.75%. A fee of 0.30% will be charged on the unused portion of the line of credit. At September 30, 2007, there were no borrowings outstanding on the line of credit and no letters of credit outstanding. The new line of credit contains various covenants, including a requirement that we maintain a minimum net profit, a minimum tangible net worth, and that the outstanding balances under the line of credit shall not exceed 30% of net inventory, excluding inventory in St. Maarten and the Cayman Islands. We believe that we are currently in compliance with all such covenants.

Under the terms of the line of credit with Wells Fargo, our consummation of the NWC (US) Holdings merger without Wells Fargo’s consent would be considered an event of default. Although we expect to obtain Wells Fargo’s consent to the merger, we have not yet obtained such consent and we cannot assure you that we will obtain such consent prior to the consummation of the merger. If we do not obtain Wells Fargo’s consent to the merger, Wells Fargo would have the option to declare any outstanding indebtedness under the line of credit to be due and payable immediately, to terminate its obligation to extend further credit to us and to exercise its other remedies under the line of credit agreement and applicable law.

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

Contractual Obligations

As of September 30, 2007, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years

Long-term debt	$1,811	$267	$534	$534	$476
Operating Leases (1) (2)	39,228	5,486	8,156	5,572	20,014
Capital Lease	1,991	434	868	585	104
Total	$43,030	$6,187	$9,558	$6,691	$20,594

(1)	Includes the building and land lease for the St. Croix store entered into on March 26, 2007. The lease is for a term of 15 years and provides for rental payments of $42,666.67 per month, with an increase of ten percent at the end of each five-year period.

(2)	Our lease for our Hilo, Hawaii store expired on August 31, 2007. We are presently in lease negotiations with the landlord as we operate under a month-to-month lease.

On May 15, 2007, we announced that we had signed a long-term lease agreement to open a new warehouse club-style store on the island of Aruba. The term of this lease is ten years and commences thirty calendar days from the date on which we receive a Certificate of Completion and a Certificate of Occupancy from the appropriate Aruba governmental authority to occupy the premises of our new store. The rent related to this lease is not included in the Contractual Obligation table, as we are not obligated to pay rent until the store is ready for occupancy. We expect to open this store in 2009.

Accounting Pronouncement

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

We did not have any derivative financial instruments as of September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

PART II — OTHER INFORMATION

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

If the merger with the NWC (US) Holdings is not approved by our shareholders, we will continue to face the risks of remaining a stand-alone company.    In recent years it had become increasingly evident to our board that, while our business model presents opportunities for continued expansion and improvements in profitability, our ability to achieve overall growth and capture improved operating results is increasingly constrained by the current scale of our business. For example, at the same time that we continue to identify growth opportunities in promising new markets, we also face increasing competition from larger direct competitors in some of our more mature markets such as in Kauai, as well as planned competition from The North West Company itself in other Pacific markets, and increasing investment costs and associated capital needs for any stores that we choose to open, expand or refurbish. Despite our success in recent years at identifying and achieving significant operating margin improvements, we have also found it increasingly difficult to achieve continued margin improvements without the added buying power and other benefits that would accompany a larger scale business. In markets where larger competitors also choose to do business, lesser buying power is a disadvantage that can lead to reduced sales and, in turn, even less buying power. Similarly, while we have developed core competencies in dealing with the particular risks that pertain to our business, such as construction techniques to protect our buildings from severe weather, the occurrence of adverse events or disruptions in only one or a few of our stores can have a significant adverse impact on our operating results and stock price, due to our relatively small overall store base.

Uncertainty about the merger and diversion of management could harm us, whether or not the merger is completed.    In response to the announcement of the merger, our existing or prospective customers or suppliers may delay or defer their purchasing or other decisions concerning our company, or they may seek to change their existing business relationship. In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and relationships.

Failure to complete the merger could adversely affect our stock price and our future business and financial results.    Completion of the merger is conditioned upon, among other things, approval of the merger by our shareholders, the receipt of required governmental consents and authorizations, capital expenditures for our Cayman Islands store and related facilities not exceeding $15.6 million, and approval of those persons whose consent or approval is required under certain agreements. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger would prevent us from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of our common stock.

Because we have a small store base, adverse store performance or increased expenses will have a more significant adverse impact on our operating and financial results than if we had a larger store base.    We opened our first store in 1989 and opened a total of 21 stores through September 2007, of which we presently operate eleven stores. Our closure of the ten other stores prior to March 2001 adversely affected our operating results. Should any existing store experience a significant decline in profitability or any new store be unprofitable, the negative effect on our business would be more significant than would be the case if we had a larger store base, and could have a material adverse effect on our business, financial condition and results of operations. For example, in October 2006, Costco opened a new store in Kauai, Hawaii, which has caused our sales, gross margin and operating results for our Kauai store to be significantly lower in fiscal 2007 than in prior years due to the increased competition and reduced market share. Although we have taken several actions to try to preserve our market position in Kauai, if the store continues to be unprofitable it will have a significant negative effect on our overall operating results and financial condition.

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

If energy costs and fuel surcharges continue to rise, the profitability of our stores may decline and our business and financial condition could suffer.    We have experienced increasing energy and fuel surcharge costs over the last few years and have largely been able to pass these additional costs on to our customers through higher prices. For example, during fiscal 2006, our store energy (utility) expenses were approximately 17% higher than in fiscal 2005. Energy costs have continued to increase during fiscal 2007, to a level approximately 4% higher during the first 39 weeks of fiscal 2007 over that of the same period of fiscal 2006. If these costs continue to rise, we may not be able to continue the practice of passing on these additional costs to our customers. If we are unable to effectively pass these costs on to our customers in the future, it could have a significant adverse effect on our business, results of operations and financial condition. In addition, our customers may face higher energy costs in their households, which may result in less money available to spend in our stores.

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

Due to the nature of our business model, construction costs for our Cayman Islands and Aruba stores, or stores in future markets may not necessarily reflect historical construction costs.    Despite our best efforts to estimate future construction costs, there is uncertainty as to what these costs may finally be due to unforeseen exigencies in the construction environment pertaining to a particular market. We can estimate building construction costs based on our relocated St. Croix store but, as we have found with our Cayman Islands store, the final cost may be much greater than initially estimated. We currently anticipate spending approximately $12.0 million on the Cayman Islands building during fiscal 2007 and an additional $3.0 million for equipment for this store. However, the construction costs for the Cayman Islands store have exceeded our initial estimate, and may continue to exceed our estimates. Our inability to accurately estimate construction costs for the Cayman Islands store and future construction costs may have an adverse effect on our business, financial condition and results of operation.

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

We are subject to various governmental regulations and licensing requirements, which may have an adverse effect on our business.    Governmental regulations and licensing requirements in foreign countries where we plan to expand our operations might prevent or delay entry into the market or prevent or delay the introduction, or require modification, of certain of our operations. For example, construction on our new store in the Cayman Islands began in late 2006 as anticipated, but permitting delays experienced since that time have extended the completion date beyond the first half of fiscal 2007 to a currently estimated completion date in December 2007. Additionally, our ability to compete may be adversely affected by foreign governmental regulations and licensing requirements that encourage or mandate the employment of citizens of, or purchase of supplies from vendors, in a particular jurisdiction. We may also be subject to taxation in these foreign jurisdictions, and the final determination of our tax liabilities may involve the interpretation of the statutes and requirements of the various domestic and foreign taxing authorities. We may also be subject to currency repatriation restrictions. If governmental regulations or licensing requirements prevent or delay our entry into markets, require modification of our existing operations, or subject us to taxation or currency repatriation issues, our business, financial condition and results of operations could suffer.

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

2.1
Agreement and Plan of Merger, dated as of August 27, 2007, by and among NWC (US) Holdings, Inc. a Delaware corporation, Cougar Acquisition Corporation, a Washington corporation and wholly owned subsidiary of NWC (US) Holdings, Inc., and Cost-U-Less, Inc., a Washington corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 28, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Voting Agreement between NWC (US) Holdings, Inc. and certain shareholders of Cost-U-Less, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on August 28, 2007)
99.2
Joint press release of Cost-U-Less, Inc. and the North West Company, dated August 27, 2007, regarding the proposed merger (Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on August 28, 2007)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COST-U-LESS, INC.

Date: November 13, 2007	/s/ J. Jeffrey Meder J. Jeffrey Meder President and Chief Executive Officer

Date: November 13, 2007	/s/ Martin P. Moore Martin P. Moore Chief Financial Officer